Form 10-Q
period 2000-09-30
EVOLVE SOFTWARE INC
filed 2000-11-14
CIK 1097002

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               _________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to _______________


                             EVOLVE SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                         94-3219745
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              1400 65th Street, Suite 100, Emeryville, CA  94608
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (510) 428-6000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Shares Outstanding
                  Class                November 6, 2000
                  -----                ----------------
       Common stock, $.001 par value       38,449,825

================================================================================

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                        PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Condensed Balance Sheets
        As of September 30, 2000 and June 30, 2000....................    3

        Consolidated Condensed Statements of Operations
        For the Three Months Ended September 30, 2000 and 1999........    4

        Consolidated Condensed Statements of Cash Flows
        For the Three Months Ended September 30, 2000 and 1999........    5

        Notes to Consolidated Condensed Financial Statements..........    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...........................    9

Item 3. Quantitative and Qualitative Disclosures About Market Risk....    20

                          PART II -- OTHER INFORMATION
Item 1. Legal Proceedings.............................................    21

Item 2. Changes in Securities and Use of Proceeds.....................    22

Item 3. Defaults Upon Senior Securities...............................    22

Item 4. Submissions of Matters to a Vote of Security Holders..........    22

Item 5. Other Information.............................................    22

Item 6. Exhibits and Reports on Form 8-K..............................    22

Signatures............................................................    23

PART I-FINANCIAL INFORMATION

                             EVOLVE SOFTWARE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                                     Sept. 30,            June 30,
                                                                                                       2000                 2000
                                                                                                  ---------------- -----------------
ASSETS                                                                                              (unaudited)          (audited)
Current assets:
    Cash and cash equivalents..............................................................        $       52,228   $        18,660
    Short term investments.................................................................                 4,938                -
    Accounts receivable, net...............................................................                 6,594             3,952
    Prepaid expenses and other current assets..............................................                 3,142             2,273
                                                                                                   --------------- -----------------
       Total current assets................................................................                66,902            24,885

Property and equipment, net................................................................                11,191             8,830
Restricted cash............................................................................                 2,000             2,000
Deposits and other assets..................................................................                 1,844             1,213
Note receivable from related party.........................................................                   100               100
Goodwill and other intangibles, net........................................................                24,927            26,951
                                                                                                   --------------- -----------------
        Total assets.......................................................................        $      106,964   $        63,979
                                                                                                   =============== =================

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable.......................................................................        $        6,083   $         6,467
    Accrued liabilities....................................................................                 6,523             5,965
    Capital lease obligations, current portion.............................................                   722               762
    Deferred revenues......................................................................                 5,923             7,093
    Short term debt........................................................................                 4,033                 -
                                                                                                   --------------- -----------------
        Total current liabilities..........................................................                23,284            20,287


Capital lease obligations, less current portion............................................                   712               852
Long term debt.............................................................................                     -             3,958
Deferred rent..............................................................................                    25                 -
                                                                                                   --------------- -----------------
        Total liabilities..................................................................                24,021            25,097
                                                                                                   --------------- -----------------

Redeemable convertible preferred stock.....................................................                     -            79,514

Stockholders' equity (deficit)
    Common stock...........................................................................                    38                10
    Additional paid-in capital.............................................................               265,488           113,210
    Notes receivable from stockholders.....................................................               (11,866)           (9,174)
    Unearned stock-based compensation......................................................               (35,082)          (40,295)
    Accumulated deficit....................................................................              (135,635)         (104,383)
                                                                                                  ---------------- -----------------
        Total stockholder's equity (deficit)...............................................                82,943           (40,632)
                                                                                                  ---------------- -----------------

        Total liabilities, redeemable convertible preferred stock and
          stockholders' equity (deficit....................................................        $      106,964   $        63,979
                                                                                                  ================ =================

The accompanying notes are an integral part of these consolidated condensed financial statements

                             EVOLVE SOFTWARE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                          Quarter Ended
                                                                                    --------------------------
                                                                                    Sept. 30,       Sept. 30,
                                                                                       2000            1999
                                                                                    ------------    ----------
                                                                                           (unaudited)
Revenues:
    Solutions.....................................................................     $  5,047       $    338
    Subscriptions.................................................................        1,912            195
                                                                                      ----------      ---------
        Total revenues............................................................        6,959            533
                                                                                      ----------      --------
Cost of Revenues:
    Solutions.....................................................................        2,903            185
    Subscriptions.................................................................        1,051            461
                                                                                      ----------      --------
        Total cost of revenues....................................................        3,954            646
                                                                                      ----------      --------
        Gross profit (loss).......................................................        3,005           (113)

Operating expenses:
    Sales and marketing...........................................................       11,048          1,959
    Research and development......................................................        3,830          1,649
    General and administrative....................................................        2,521            667
    Stock-based charges...........................................................        8,950            816
    Amortization of goodwill and other intangible assets..........................        2,726              -
                                                                                      ----------      --------
        Total operating expenses..................................................       29,075          5,091
Operating loss....................................................................      (26,070)        (5,204)
Other income (expense), net.......................................................          795            (49)
                                                                                      ----------      --------
Net loss..........................................................................       (25,275)       (5,253)

Beneficial conversion feature of Series I redeemable convertible preferred stock..        (5,977)           -
                                                                                      ----------     --------
Net loss attributable to common stockholders......................................    $  (31,252)    $ (5,253)
                                                                                      ==========     ========
Net loss per common share -- basic and diluted....................................    $    (1.50)    $  (2.58)
                                                                                      ==========     ========
Shares used in net loss per common share calculation -- basic and diluted.........        20,789        2,035
                                                                                      ==========     ========

The accompanying notes are an integral part of these consolidated condensed financial statements

                             EVOLVE SOFTWARE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                        Quarter Ended
                                                                                          ------------------------------------------
                                                                                               Sept. 30,                Sept. 30,
                                                                                                 2000                     1999
                                                                                           --------------------- -------------------
                                                                                                           (unaudited)
Cash flows from operating activities:
     Net loss attributable to common stockholders..........................................$  (31,252)             $    (5,253)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Loss on disposal of fixed assets..................................................        19                       --
         Allowance for doubtful accounts...................................................        --                       26
         Depreciation and amortization.....................................................     3,522                       88
         Accrued interest..................................................................        75                       75
         Beneficial conversion feature of Series I redeemable
               convertible preferred stock.................................................     5,977                       --
         Stock-based charges...............................................................     8,950                      816
         Changes in assets and liabilities:
             Accounts receivable...........................................................    (2,643)                  (1,278)
             Prepaid expenses and other current assets.....................................      (867)                      86
             Note receivable from related party............................................        --                      (40)
             Deposits and other assets.....................................................      (633)                      --
             Accounts payable..............................................................      (383)                     248
             Accrued liabilities...........................................................       582                      687
             Deferred revenues.............................................................    (1,171)                   1,752
                                                                                           --------------------- -------------------
                 Net cash used in operating activities.....................................   (17,824)                  (2,793)
                                                                                           --------------------- -------------------
Cash flows from investing activities:
     Purchase of short term investments....................................................    (4,938)                      --
     Purchases of property and equipment...................................................    (3,190)                    (153)
     Proceeds from sale of property and equipment..........................................        13                       --
     Purchase of intangibles...............................................................      (700)                      --
                                                                                           --------------------- -------------------
               Net cash used in investing activities.......................................    (8,815)                    (153)
                                                                                           --------------------- -------------------
Cash flows from financing activities:
     Payments under capital lease obligations..............................................      (181)                    (106)
     Proceeds from payment on note receivable..............................................        70                       --
     Proceeds from issuance of preferred stock, net of issuance costs......................    12,577                   24,594
     Proceeds from exercise of stock options...............................................       839                       72
     Proceeds from exercise of common stock warrants.......................................       500                       --
     Proceeds from initial public offering.................................................    46,462                       --
     Repurchase of common stock............................................................       (60)                      (1)
                                                                                           --------------------- -------------------
                  Net cash provided by financing activities................................    60,207                   24,559
                                                                                           --------------------- -------------------

Increase in cash and cash equivalents......................................................$   33,568              $    21,613
Cash and cash equivalents at beginning of period...........................................    18,660                    2,840
                                                                                           --------------------- -------------------
Cash and cash equivalents at end of period.................................................$   52,228              $    24,453
                                                                                           ===================== ===================
                 The accompanying notes are an integral part of these consolidated condensed financial statements

                             EVOLVE SOFTWARE, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and notes thereto included in our Registration Statement filed on Form S-1, effective August 9, 2000.

Principles of consolidated financial statements

These consolidated condensed financial statements include the accounts of Evolve and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of estimates

We have prepared these financial statements in conformity with generally accepted accounting principles which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive loss

We follow Statement of Financial Accounting Standards ("SFAS") No. 130,
"Reporting Comprehensive Income."   SFAS No. 130 establishes standards for
reporting and display of comprehensive income and loss and their components in financial statements. We did not have any significant components of comprehensive income or loss for the three months ended September 30, 2000 and 1999.

Segment information

We operate in only one segment, namely professional services software and, as such, use only one measure of profitability for internal reporting purposes. To date substantially all of our revenues have been derived from within the United States.

Note 2.  Acquisition of InfoWide, Inc.

On March 31, 2000, we acquired all the common stock of InfoWide, Inc. for a total consideration of 1.8 million shares of our common stock and related expenses. The acquisition consideration, together with transaction expenses, was valued at $33.0 million. InfoWide was incorporated on April 15, 1998 under the laws of the state of Delaware. InfoWide provides a web-hosted, financial management package designed for professional services organizations. The acquisition was accounted for as a purchase and the results of operations of InfoWide have been included in the consolidated financial statements from the date of acquisition.

The following unaudited pro forma consolidated financial information presents the combined results of Evolve and InfoWide as if the acquisition had occurred on July 1, 1999, after giving effect to certain adjustments, principally the amortization of goodwill and other intangibles assets. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operation that would have occurred had the acquisition been completed on July 1, 1999 (in thousands, except per share amounts).


                                                        Three months ended
                                                      ----------------------
                                                      Sept. 30,     Sept. 30,
                                                        2000          1999
                                                      ---------     --------
                                                             (unaudited)
Pro forma total revenues............................  $  6,959      $    536
                                                      ========      ========
Pro forma net loss..................................  $(31,252)     $ (8,078)
                                                      ========      ========
Basic and diluted pro forma net loss per share......  $  (1.50)     $  (2.09)
                                                      ========      ========
Shares used to compute basic and
    diluted pro forma net loss per share............    20,789         3,868
                                                      ========      ========

Note 3.   Contingencies

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In January 2000 PeopleSoft, Inc. filed an action in the California Superior Court, Alameda County, alleging claims arising out of our employment of former employees of PeopleSoft, and seeking preliminary and permanent injunctions to preclude additional hiring of PeopleSoft employees. PeopleSoft's claims include our inducing breach of contract of their employees and unfair competition. PeopleSoft filed a motion for preliminary injunction enjoining us from recruiting additional PeopleSoft employees or disclosing any PeopleSoft trade secrets. The court denied this motion in July 2000 due to PeopleSoft's failure to show that it was neither likely to succeed in the litigation on the merits of their complaint nor had it shown that it would be harmed if the injunction were not issued. PeopleSoft has appealed the court's ruling on the motion. We do not believe that the motion, even if granted on appeal, will have a material impact on our business. The parties conducted a mediation in September 2000 but were unable to reach an agreeable settlement. We continue to believe that PeopleSoft's claims are without merit, and continue to contest these claims. However, this litigation, whether or not determined or settled in our favor, may be costly and may divert the efforts and attention of our management from normal business operations. We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Note 4.  Net Loss per Share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during each period. Since we have a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share. Common shares issuable upon exercise of stock options and warrants and upon conversion of convertible preferred stock are excluded because the effect would be anti-dilutive. A reconciliation of the numerator and denominator (both in thousands) used in the calculation of basic and diluted net loss per share follows:

                                                       Three months ended
                                                     ----------------------
                                                     Sept. 30,    Sept. 30,
                                                       2000         1999
                                                     ---------    ---------
                                                          (unaudited)
Numerator:
    Net loss......................................... $(25,275)      $(5,253)
    Beneficial conversion feature of Series I
      redeemable convertible preferred stock.........   (5,977)            -
                                                      --------       -------
    Net loss attributable to common stockholders..... $(31,252)      $(5,253)
                                                      ========       =======

Denominator:
    Weighted average common shares...................   26,244         4,189
    Weighted average unvested common shares
      subject to repurchase..........................   (5,455)       (2,154)
                                                      --------       -------
    Shares used in computing basic and diluted
      net loss per share.............................   20,789         2,035
                                                      ========       =======


At September 30, 2000 and 1999, the weighted-average exercise price of outstanding stock options was $6.20 and $0.66, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $2.22 and $0.42 as of September 30, 2000 and 1999, respectively.

Note 5.    Change in Par Value

On August 15, 2000, the Company's Board of Directors approved a change in par value of common stock from $0.01 to $0.001 per share. The change in par value has been reflected in our consolidated condensed financial statements for all periods presented.

Note 6.   Recent Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," that requires companies to record derivative financial instruments on their balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," that amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. Management adoption of SFAS 133 did not have a material effect on our consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have complied with the guidance in SAB 101 for all periods presented.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the consolidated financial statements.
We do not expect that the adoption of the remaining provisions will have a material effect on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed financial statements and related notes included in this report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Registration Statement on Form S-1 (Registration No. 333-32796).

Except for historical information, this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to those discussed in the section below entitled "Factors That May Affect Future Results of Operations." You should carefully review the risks described in our Registration Statement filed on Form S-1 under "Risk Factors." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We are a leading provider of Internet-based end-to-end solutions for automating professional service organizations. Our ServiceSphere software suite integrates and steamlines the core processes that are critical to professional services organizations; managing project opportunities, professional resources and service delivery. We license our Evolve ServiceSphere solution directly to services organizations and provide related implementation, integration, training, maintenance and hosting services.

Evolve was founded in February 1995. From our inception through December 1998 our activities, funded by the capital we raised, consisted primarily of building our business infrastructure, recruiting personnel and developing our software and service offerings. The Evolve ServiceSphere product suite was first made commercially available in March 1999 and we recognized our first revenues from ServiceSphere sales during the quarter ended March 31, 1999. Our revenues increased during each sequential quarter for the remainder of 1999 and 2000. We have incurred substantial losses since inception and we anticipate that we will continue to incur operating losses as we make the investments necessary to expand our business. Our accumulated deficit at September 30, 2000, was $135.6 million.

Our headcount increased from 58 employees at January 1, 1999 to 343 employees at September 30, 2000, as we continued to invest in developing our technology and building a direct sales force, a marketing group and a professional services organization. Our infrastructure expenditures also increased significantly in 1999 and 2000, as we expanded our facilities and enhanced our information systems.

In August 2000, we completed an initial public offering of 5,750,000 shares of our common stock. Proceeds to us from the offering totaled approximately $46.5 million, net of offering costs.

Results of Operations

Three months ended September 30, 2000 and 1999

Revenues

Total revenues were $7.0 million for the three months ended September 30, 2000, as compared to revenues of $533,000 for the comparable 1999 period. The increase in revenues reflects the growth of sales of our software and services subsequent to the first commercial sale of ServiceSphere during the quarter ending March 31, 1999.

Solutions revenue principally consists of software licenses and implementation services while Subscriptions revenue is principally composed of applications and maintenance subscriptions. For the three months ended September 30, 2000, Solutions revenues and Subscriptions revenues were $5.0 million, or 73% of total revenues, and $1.9 million, or 27% of total revenues, respectively. For the three months ended September 30, 1999, Solutions revenues and Subscriptions revenues were $338,000, or 63% of total revenues, and $195,000, or 37% of total
revenues, respectively.   The increase in Solutions revenue as a percentage of
total revenues is attributable to the increase in sales to new customers of licenses and product implementations relative to prior year. Offsetting this percentage increase was an increase in Subscriptions revenue resulting from growth in our application service provider ("ASP") customer base during the current year.

Cost of Revenues

Our cost of revenues includes the costs associated with our Solutions and Subscriptions revenues. The cost of our Solutions revenues consists principally of payroll-related costs for employees and consultants involved in providing services for implementation, training and consulting. The cost of our Solutions revenues also includes royalties due to third parties for integrated technology, printing costs of product documentation, duplication costs for software media and shipping costs. The cost of our Subscriptions revenues consists primarily of the payroll-related costs for employees involved in providing support services to customers under maintenance contracts as well as payroll costs for employees and consultants involved in providing services for implementation, training and consulting for customers under subscription.

Total cost of revenues was $4.0 million for the three months ended September 30, 2000. Cost of Solutions revenues was $2.9 million and the cost of Subscriptions revenues was $1.1 million for the three months ended September 30, 2000. For the quarter ended September 30, 1999, total cost of revenues was $646,000. Cost of Solutions revenues was $185,000 and the cost of Subscriptions revenues was $461,000 for the quarter ended September 30, 1999. The increase in cost of Solutions revenues between the three months ended September 30, 2000 and September 30, 1999 was primarily due to increased costs associated with employees and consultants involved in providing implementation, training and consulting services to our expanded customer base. The increase in total cost of Subscriptions revenues between the three months ended September 30, 2000 and September 30, 1999 was primarily due to increased payroll costs for employees and third-party consultants involved in providing support services to customers under maintenance contracts and software subscriptions contracts.

Gross profit margin increased to 43% for the quarter ended September 30, 2000 compared to a gross loss margin of (21%) for the same prior year period. The improvement in gross margins is attributable to the growth in our revenue base.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses consist primarily of
employee salaries, benefits and commissions, and the costs of advertising, public relations, website development, trade shows, seminars, promotional materials and other sales and marketing programs. Additionally, sales and marketing expenses include costs of service personnel that have not been treated as part of cost of revenues. Sales and marketing expenses increased to $11.0 million for the quarter ended September 30, 2000, from $2.0 million for the quarter ended September 30, 1999. The increase in sales and marketing expenses resulted primarily from building our domestic and international direct sales force, investing in our sales and marketing infrastructure and increasing our marketing initiatives. The number of employees in our sales and marketing organization has increased from 22 as of September 30, 1999 to 107 as of September 30, 2000. Additionally we spent $2.0 million in major marketing initiatives during the quarter ended September 30, 2000 compared to $169,000 for the comparable period in 1999. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force which includes the establishment of sales offices in additional domestic and international locations.

Research and Development.   Research and development expenses consist primarily
of personnel and related costs associated with our product development efforts, including fees paid to third parties for consulting services. Research and development expenses increased to $3.8 million for the three months ended September 30, 2000, from $1.6 million for three months ended September 30, 1999. The increase in research and development expenses related primarily to an increase in research and development personnel from 35 at September 30, 1999 to 74 at September 30, 2000. Fees paid to third party consultants increased in 2000 as development work required specialized technical expertise. We believe that an essential part of our future success is the investment we make in our research and development organization. We expect that the absolute dollar amount of research and development expenses will increase in future periods.

General and Administrative.   General and administrative expenses consist
primarily of employee salaries and expenses related to executive, finance and administrative personnel. General and administrative expenses increased to $2.5 million for the three months ended September 30, 2000, from $667,000 for the three months ended September 30, 1999. The increase in general and administrative expenses resulted primarily from the addition of executive, finance and administrative personnel to support the growth of our business. The number of executive, finance and administrative employees increased to 42 as of September 30, 2000 from 13 as of September 30, 1999. We expect general and administrative expenses to increase in absolute dollars in the future.

Amortization of Goodwill and Other Intangible Assets.   In connection with the
acquisition of InfoWide, Inc. on March 31, 2000, we recorded $32.6 million in goodwill, purchased technology and other intangible assets including in-process technology of $3.1 million. During the quarter ended September 30, 2000, we expensed $2.7 million associated with the amortization of these and other intangible assets which are being amortized over periods not exceeding 36 months.

Stock-Based Charges.   Stock-based charges consist of amortization of deferred
compensation in connection with stock option grants and sales of restricted stock to our employees at exercise or sales prices below the deemed fair market value of our common stock. We recorded stock-based charges of $9.0 million for the quarter ended September 30, 2000 and $816,000 for the quarter ended September 30, 1999. Stock-based charges were allocated to the following items in the consolidated condensed statements of operations (in thousands):

                                             Three months ended
                                            ---------------------
                                            Sept. 30,   Sept. 30,
                                              2000         1999
                                            ---------   ---------
                                                (unaudited)
Cost of revenues:
    Solutions.............................   $  744       $    1
Operating expenses:
    Sales and marketing...................    2,620           73
    Research and development..............    1,523           41
    General and administrative............    4,063          701
                                             ------       ------
       Totals.............................   $8,950       $  816
                                             ======       ======

Other Income (Expense), net. Other net income increased to $795,000 for the quarter ended September 30, 2000, compared to an expense of ($49,000) for the quarter ended September 30, 1999. The increase in other income was primarily attributable to interest income derived from increased cash balances resulting from the completion of our Series I Preferred Stock issuances in June and July 2000 and our initial public offering in August 2000.

Liquidity And Capital Resources

Net cash used by operations for the three months ended September 30, 2000 was $17.8 million compared to net cash used by operations of $2.8 million for the comparable period of the prior year. Net cash used by operating activities for the three months ended September 30, 2000 resulted primarily from net losses during the period and, to a lesser extent, decreases in working capital.

Net cash used by investing activities for the quarter ended September 30, 2000 was $8.8 million compared to net cash used by investing activities of $153,000 for the same period in 1999. Cash used by investing activities in 2000 resulted primarily from the purchase of short-term investments of $4.9 million, and the purchase of property and equipment of $3.2 million. Additions to property and equipment were primarily related to a move of our corporate offices to a new facility in August 2000.

Net cash provided from financing activities for the three months ended September 30, 2000 was $60.2 million compared to $24.6 million in the same prior year period. Current year activity was primarily attributable to proceeds from the issuance of common stock in our initial public offering completed in August of 2000, and to a lesser extent from issuance of preferred shares under our Series I funding round in July, 2000.

At September 30, 2000, we had cash, cash equivalents and investments of $57.2 million. We believe that our current cash and investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.


Factors That May Affect Future Results of Operations

Our business is difficult to evaluate because our operating history is limited.

It is difficult to evaluate our business and our prospects because our revenue and income potential are unproven. We commenced recognizing sales revenues in the first quarter of 1999. Because of our limited operating history, there may not be an adequate basis for forecasts of future operating results, and we have only limited insight into the trends that may emerge in our business and affect our financial performance.

We have incurred losses since inception, and we may not be able to achieve profitability.

We have incurred net losses and losses from operations since our inception in 1995, and we may not be able to achieve profitability in the future. As of September 30, 2000, we had an accumulated deficit of approximately $135.6 million. Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we expect to experience continued losses and negative cash flows from operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our future operating results may not follow past trends due to many factors, and any of these could cause our stock price to fall.

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of future performance. Although our operating results have generally improved from quarter to quarter in the recent past, our future operating results may not follow past trends. It is likely that in some future quarters our operating results may be below the expectations of public market analysts and investors due to factors beyond our control, and as a result, the price of our common stock may fall.

Factors that may cause our future operating results to be below expectations and cause our stock price to fall include:

       . the lack of demand for and acceptance of our products, product enhancements and services; for instance, as we expand our target customer focus beyond the information technology sector and into overseas markets, we may encounter increased resistance to adoption of our business process automation solutions;

       . unexpected changes in the development, introduction, timing and competitive pricing of our products and services or those of our competitors;

       . any inability to expand our direct sales force and indirect marketing channels both domestically and internationally;

       . difficulties in recruiting and retaining key personnel in a highly competitive recruiting environment;

       . unforeseen reductions or reallocations of our customers' information technology infrastructure budgets;

       . any delays or unforseen costs incurred in integrating technologies and businesses we may acquire.

We plan to significantly increase our operating expenses to expand our administration, information technology infrastructure, consulting and training, maintenance and technical support, research and development and sales and marketing groups. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations in any quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter would be lower than expected and our stock price may fall.

We may lose existing customers or be unable to attract new customers if we do not develop new products or enhance our existing products.

If we are not able to maintain and improve our product line and develop new products, we may lose existing customers or be unable to attract new customers. We may not be successful in developing and marketing product enhancements or new products on a timely or cost-effective basis. These products, if developed, may not achieve market acceptance. As an example, we have added service delivery management functions to our ServiceSphere suite and we have built enhanced delivery management functionality in part through integration of the technology of InfoWide, Inc. However, we have only recently made these enhancements generally available, and we cannot be certain that any of these enhancements will meet the needs or expectations of our customers.

Some of our customers expect us to develop product enhancements that may address their specific needs. For instance, we have shared with our customers our internal product roadmap which includes delivery of enhanced time and expense management functions in future releases of our software. If we fail to deliver these enhancements on a timely basis, we risk damaging our relationship with these customers. We have experienced delays in the past in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products or to purchase those of our competitors.

If the market for process automation solutions for professional services organizations does not continue to grow, the growth of our business will not be sustainable.

The future growth and success of our business is contingent on growing acceptance of, and demand for, business process automation solutions for professional services organizations. All of our historical revenues have been attributable to the sale of automation solutions for professional services organizations. This is a relatively new enterprise application solution category, and it is uncertain whether major services organizations will choose to adopt process automation systems. While we have devoted significant resources to promoting market awareness of our products and the problems our products address, we do not know whether these efforts will be sufficient to support significant growth in the market for process automation products. Accordingly, the market for our products may not continue to grow or, even if the market does grow in the immediate term, that growth may not be sustainable.

If we fail to expand our relationships with third-party resellers and integrators, our ability to grow revenues could be harmed.

In order to grow our business, we must establish, maintain and strengthen relationships with third parties, such as information technology ("IT") consultants and systems integrators as implementation partners and hardware and software vendors as marketing partners. If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, these parties may offer products of other companies, including products that compete with our products. Our contracts with third parties may not require these parties to devote resources to promoting, selling and supporting our solutions. Therefore we may have little control over these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships, or that, even if we are able to develop such relationships, these parties will perform adequately.

Our services revenues have a substantially lower margin than our software license revenues, and an increase in services revenues relative to license revenues could harm our gross margins.

A significant shift in our revenue mix away from license revenues to service revenues would adversely affect our gross margins. Revenues derived from services we provide have substantially lower gross margins than revenues we derive from licensing our software. The relative contribution of services we provide to our overall revenues is subject to significant variation based on the structure and pricing of arrangements we enter into with customers in the future, and the extent to which our partners provide implementation, integration, training and maintenance services required by our customers. An increase in the percentage of total revenues generated by the services we provide could adversely affect our overall gross margins.

Difficulties with third-party services and technologies could disrupt our business, and many of our communication systems do not have backup systems.

Many of our communications and hosting systems do not have backup systems capable of mitigating the effect of service disruptions. Our success in attracting and retaining customers for our ServiceSphere application service provider ("ASP") offering and convincing them to increase their reliance on this solution depends on our ability to offer customers reliable, secure and continuous service. This requires that we provide continuous and error-free access to our systems and network infrastructure. We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host applications for customers who purchase our solutions on a subscription basis. We also rely on third-party communications services providers for the high-speed connections that link our Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

Our markets are highly competitive and competition could harm our ability to sell products and services and reduce our market share.

Competition could seriously harm our ability to sell additional software solutions and subscriptions on prices and terms favorable to us. The markets for our products are intensely competitive and subject to rapidly changing technology. We currently compete against providers of automation solutions for professional services organizations, such as Changepoint and Niku. In addition, we may in the future face competition from providers of enterprise application software or electronic marketplaces. Companies in each of these areas may expand their technologies or acquire companies to support greater professional services automation functionality and capabilities. In addition, "in-house" information technology departments of potential customers have developed or may develop systems that substitute for some of the functionality of our product line.

Some of our competitors' products may be more effective than our products at performing particular functions or be more customized for particular customer needs. Even if these functions are more limited than those provided by our products, our competitors' software products could discourage potential customers from purchasing our products. A software product that provides some of the functions of our software solutions, but also performs other tasks may be appealing to these vendors' customers because it would reduce the number of different types of software necessary to effectively run their businesses. Further, many of our competitors may be able to respond more quickly than we can to changes in customer requirements.

Some of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors have made and may also continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors. They may also establish or strengthen cooperative relationships with our current or future partners, limiting our ability to promote our products through these partners and limiting the number of consultants available to implement our software.

Our lengthy and unpredictable sales cycles for our products and resistance to adoption of our software could cause our operating results to fall below expectations.

Our operating results for future periods could be adversely affected because of unpredictable increases in our sales cycles. Our products and services have lengthy and unpredictable sales cycles varying from as little as three months to as much as nine months, which could cause our operating results to be below the expectations of analysts and investors. Since we are unable to control many of the factors that will influence our customers' buying decisions, it is difficult for us to forecast the timing and recognition of revenues from sales of our solutions.

Customers in our target market often take an extended time evaluating our products before purchasing them. Our products may have an even longer sales cycle in international markets. During the evaluation period, a variety of factors, including the introduction of new products or aggressive discounting by competitors and changes in our customers' budgets and purchasing priorities, may lead customers to not purchase or to scale down orders for our products.

As we target industry sectors and types of organizations beyond our core market of IT services organizations, we may encounter increased resistance to use of business process automation solutions, which may further increase the length of our sales cycles, increase our marketing costs and reduce our revenues. Because we are pioneering a new solution category, we often must educate our prospective customers on the use and benefit of our solutions, which may cause additional delays during the evaluation process. These companies may be reluctant to abandon investments they have made in other systems in favor of our solution. In addition, IT departments of potential customers may resist purchasing our solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged software products are not sufficiently customizable for their enterprises.

Our revenues depend on orders from our top customers, and if we fail to complete one or more orders, our revenues will be reduced.

Historically, we have received a significant portion of our revenues from a small number of customers. For the quarter ended September 30, 1999, three customers had revenues that represented 10% or more of total revenues. Cumulatively their revenues accounted for 81% of our total revenues. For the quarter ended September 30, 2000, one customer accounted for 11% of our total revenues. No other customers accounted for more than 10% of total revenues for the three months ended September 30, 2000. Our operating results may be harmed if we are not able to complete one or more substantial product sales in any future period or attract new customers.

We depend on the continued services of our executive officers, and the loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

If we are unable to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support, our ability to grow our business could be affected. Competition for qualified personnel in high technology is intense, particularly in the San Francisco Bay Area where our principal office is located. The loss of the services of our key engineering, sales, service or marketing personnel would harm our operations. For instance, loss of sales and customer service representatives could harm our relationship with the customers they serve, loss of engineers and development personnel could impede the development of product releases and enhancements and decrease our competitiveness, and departure of senior management personnel could result in a loss of confidence in our company by customers, suppliers and partners. None of our key personnel is bound by an employment agreement, and we do not maintain key person insurance on any of our employees. Because we, like many other technology companies, rely on stock options as a component of our employee compensation, if the market price of our common stock decreases or increases substantially, some current or potential employees may perceive our equity incentives as less attractive. In that case, our ability to attract and retain employees may be adversely affected.

Our future success depends upon the continued service of our executive officers, particularly John Bantleman, our President and Chief Executive Officer, who is critical to determining our broad business strategy. None of our executive officers is bound by an employment agreement for any specific term. Our business could be harmed if we lost the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us.

If our products do not stay compatible with widely used software programs, our revenues may be adversely affected.

Our software products must work with widely used software programs. If these software programs and operating environments do not remain widely used, or we do not update our software to be compatible with newer versions of these programs and systems, we may lose customers.

Our software only operates on both a computer server running the Microsoft Windows NT or Sun Solaris operating system and a computer server running database software from Microsoft or Oracle. In order to increase the flexibility of our solution and expand our client base, we must be able to successfully adapt it to work with other applications and operating systems. For example, we are in the early stages of customer deployment on the Sun Solaris operating system. Because this development effort is not complete, we cannot be certain that we will avoid significant technical difficulties which could delay or prevent completion of the development effort.

Our software connects to and uses data from a variety of our customers' existing software systems, including systems from Oracle and SAP. If we fail to enhance our software to connect to and use data from new systems of these products, we may lose potential customers.

The cost and difficulties of implementing our products could significantly harm our reputation with customers and harm our future sales.

If our customers encounter unforeseen difficulties or delays in deploying our products and integrating them with their other systems, they may reverse their decision to use our solutions, which would reduce our future revenues and potentially damage our reputation. Factors which could delay or complicate the process of deploying our solutions include:

       . customers may need to modify significant elements of their existing IT systems in order to effectively integrate them with our solutions;

       . customers may need to purchase and deploy significant additional hardware and software resources and may need to make significant investments in consulting and training services; and

       . customers may rely on third-party systems integrators to perform all or a portion of the deployment and integration work, which reduces the control we have over the implementation process and the quality of customer service provided to the customer.

Our sales are concentrated in the IT services industry, and if our customers in this industry decrease their infrastructure spending, or we fail to penetrate other industries, our revenues may decline.

We expect to continue to direct our sales and marketing efforts primarily toward companies in the IT services industry. Sales to customers in the IT services industry accounted for substantially all of our revenues in fiscal 1999 and 2000. Given the high degree of competition and the rapidly changing environment in this industry, there is no assurance that we will be able to continue sales in this industry at current levels. Declines in the stock prices of potential customers in the IT services sector may also limit the ability of IT service providers to invest in their infrastructure. In addition, we intend to market our products to professional services organizations in other industries. Customers in these new industries are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address the needs of these customers, we may experience decreased sales in future periods.

If we lose key licenses, we may be required to develop or license alternatives which may cause delays or reductions in sales or shipments.

We rely on software that we have licensed from third parties, including Poet Software and Inprise/Borland, to perform key functions of our Evolve ServiceSphere ePlatform, and we rely on these and other third parties to support their products for our development and customer support efforts. These companies could terminate our licenses if we breach our agreements with them, or they could discontinue support of the products we license from them. This could result in delays or reductions of sales or shipments of our ePlatform until alternative software can be developed or licensed.

If our products contain significant defects or our services are not perceived as high quality, we could lose potential customers or be subject to damages.

Our products are complex and may contain currently unknown errors, defects or failures, particularly since new versions are frequently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may:

       .  need to expend significant resources to locate and correct the errors;

       . be required to delay introduction of new products or commercial shipment of products; or

       . experience reduced sales and harm to our reputation from dissatisfied customers.

Our customers also may encounter system configuration problems that require us to spend additional consulting or support resources to resolve these problems.

Because our software products are used for critical operational and decision-making processes by our customers, product defects may also give rise to product liability claims. Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations. Although we have not experienced any product liability claims to date, we may encounter these claims in the future. Product liability claims, whether or not they have merit, could:

       . divert the attention of our management and key personnel from our business;

       .  be expensive to defend; and

       .  result in large damage awards.

We do not have product liability insurance, and even if we obtain product liability insurance, it may not be adequate to cover all of the expenses resulting from such a claim. In addition, if our customers do not find our services to be of high quality, they may elect to use other training, consulting and product integration firms rather than contract for our services. If customers are dissatisfied with our services, we may lose revenues.

Our business may suffer if we are not able to protect our intellectual property.

Our success is dependent on our ability to develop and protect our proprietary technology and intellectual property rights. We seek to protect our software, documentation and other written materials primarily through a combination of patent, trade secret, trademark and copyright laws, confidentiality procedures and contractual provisions. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Further, our competitors may independently develop or patent technologies that are substantially equivalent or superior to ours.

We have two patent applications pending in the United States with respect to the "Team Builder" functionality in our Resource Manager module, and the enablement of dynamically configurable software systems by our ServiceSphere software server. While the former application has not been issued, we have received notice from the U.S. Patent Office that the latter application has been allowed. However, there can be no assurance that either application would survive a legal challenge to its validity or provide significant protection to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. We can offer no assurance that our means of protecting its proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

If others claim that we are infringing their intellectual property, we could incur significant expenses or be prevented from selling our products.

We cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We have not conducted a search for existing intellectual property registrations, and we may be unaware of intellectual property rights of others that may cover some of our technology.

Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

We may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction against use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

We have grown very quickly, and if we fail to manage our growth, our ability to generate new revenues and achieve profitability would be harmed.

We have grown significantly since our inception and will need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. Evolve has increased its number of employees from 58 at January 1, 1999 to 343 employees as of September 30, 2000. In order to manage growth effectively, we must:

       .  hire, train and integrate new personnel;

       .  continue to augment our management information systems;

       . manage our sales and services operations, which are in several locations; and

       .  expand and improve our systems and facilities.

We intend to further expand operations internationally, but we may encounter a number of problems in doing so which could limit our future growth.

We may not be able to successfully market, sell, deliver and support our products and services internationally. Any failure to build and manage effective international operations could limit the future growth of our business. Expansion into international markets will require significant management attention and financial resources to open additional international offices and hire international sales and support personnel. Localizing our products is difficult and may take longer than we anticipate due to difficulties in translation and delays we may experience in recruiting and training international staff. We currently have no experience in developing local versions of our products, and limited experience in marketing, selling and supporting our products and services overseas. Doing business internationally involves greater expense and many additional risks, particularly:

       . differences and unexpected changes in regulatory requirements, taxes, trade laws, tariffs, intellectual property rights and labor regulations;

       . changes in a specific country's or region's political or economic conditions;

       . greater difficulty in establishing, staffing and managing foreign operations; and

       .  fluctuating exchange rates.

Security concerns, particularly related to the use of our software on the Internet, may limit the effectiveness of and reduce the demand for our products.

Despite our efforts to protect confidential and proprietary information of our customers stored on Services.com or our ServiceSphere ASP offering via virtual private networks and other security devices, there is a risk that this information will be disclosed to unintended third-party recipients. To the extent our ability to implement secure private networks on our Services.com site or for our ServiceSphere ASP service is impaired by technical problems, or by improper or incomplete procedural diligence by either ourselves or our customers, sensitive information could be exposed to inappropriate third parties such as competitors of our customers, which may in turn expose us to liability and detrimentally impact our customers' confidence in Services.com or our ASP service.

Services.com, the online applications portal business model, may not achieve customer acceptance.

Our Services.com online applications portal was launched in March 2000. We currently anticipate earning recurring monthly subscription fees for use of applications offered on Services.com. However, we cannot be certain that current or future customers will choose to use Services.com, and we do not anticipate that such fees, or lack thereof, will have a material impact on our revenue.

Resistance to online use of personal information regarding employees and consultants may hinder the effectiveness of and reduce demand for our products and services.

Companies store information on the Services.com site, our ASP offering and on online networks created by our customers, which may include personal information of their employees, including employee backgrounds, skills, and other details. These employees may object to online compilation, transmission and storage of such information, or, despite our efforts to keep such personal information secure, this information may be delivered unintentionally to inappropriate third parties such as recruiters. Enterprise applications like ServiceSphere have always run on secure company intranets. The information contained in ServiceSphere databases will be exposed to the unpredictable security of the Internet, which may create unforeseen liabilities for us. ServiceSphere is currently targeted primarily to the North American market, but to the extent that European companies and customers will have access to it (given the global nature of the Internet), and to the extent that our services are utilized by Europeans, legal action grounded in

European privacy laws could prevent Services.com and our ASP service from succeeding in the European market.

Potential imposition of governmental regulation or taxation on electronic commerce could limit our growth.

The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our solutions, increase our cost of doing business or otherwise have a material adverse impact on our business. Few laws or regulations currently directly apply to access to commerce on the Internet. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding Internet user privacy, taxation, pricing, quality of products and services and intellectual property ownership. How existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret and defamation is uncertain. The recent growth of Internet commerce has been attributed by some to the lack of sales and value-added taxes on interstate sales of goods and services over the Internet. Numerous state and local authorities have expressed a desire to impose such taxes on sales to businesses in their jurisdictions. The Internet Tax Freedom Act of 1998 prevents imposition of such taxes through October 2001. If the federal moratorium on state and local taxes on Internet sales is not renewed, or if it is terminated before its expiration, sales of goods and services over the Internet could be subject to multiple overlapping tax schemes, which could substantially hinder the growth of Internet-based commerce, including use of our Services.com offering.

If we need additional financing to maintain and expand our business, financing may not be available on favorable terms, if at all.

We expect to incur net losses before amortization charges for the foreseeable future. We may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available on favorable terms, if at all. Further, if we issue additional shares of our capital stock, stockholders will experience additional dilution, which may be substantial. If we need funds and cannot raise them on acceptable terms, we may not be able to continue our operations at the current level or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in foreign currency exchange rates, interest rates, and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the risk factors section of this prospectus.

Foreign Currency Exchange Rate Risk

To date, all our product sales have been made in North America and to a smaller extent, Europe. As a result of our international operations, our financial results could be affected by a variety of factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. The strengthening of the U.S. dollar could make our products less competitive in foreign markets given that sales are currently made in U.S. dollars.

Interest Rate Risk

As of September 30, 2000, we had $57.2 million of cash, cash equivalents and investments, which excludes restricted cash of $2.0 million. Declines in interest rates over time would reduce our interest income. As of September 30, 2000, we had total short-term debt outstanding of $4.0 million, which accrued interest at the prime rate. A portion of the outstanding short-term debt amounts were repaid in October and November 2000.

Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations. Due to the nature of our investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

The basic objectives of our investment program are to ensure:

       .  safety and preservation of capital,

       .  sufficient liquidity to meet cash flow requirements,

       . attainment of a market rate of return on invested funds consistent, and

       .  avoiding inappropriate concentrations of investments.

Equity Risk

We do not own any marketable equity securities. Therefore, we are not subject to any direct equity price risk.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In January 2000 PeopleSoft, Inc. filed an action in the California Superior Court, Alameda County, alleging claims arising out of our employment of former employees of PeopleSoft, and seeking preliminary and permanent injunctions to preclude additional hiring of PeopleSoft employees. PeopleSoft's claims include our inducing breach of contract of their employees and unfair competition. PeopleSoft filed a motion for preliminary injunction enjoining us from recruiting additional PeopleSoft employees or disclosing any PeopleSoft trade secrets. The court denied this motion in July 2000 due to PeopleSoft's failure to show that it was neither likely to succeed in the litigation on the merits of their complaint nor had it shown that it would be harmed if the injunction were not issued. PeopleSoft has appealed the court's ruling on the motion. We do not believe that the motion, even if granted on appeal, will have a material impact on our business. The parties conducted a mediation in September 2000 but were unable to reach an agreeable settlement. We continue to believe that PeopleSoft's claims are without merit, and continue to contest these claims. However, this litigation, whether or not determined or settled in our favor, may be costly and may divert the efforts and attention of our management from normal business operations. We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 2(d):

In August 2000, we completed the sale of an aggregate of 5,750,000 shares of our common stock, par value $0.001 per share, at a price of $9.00 per share in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-32796), which the United States Securities and Exchange Commission declared effective on August 9, 2000. Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., and Wit SoundView Corporation were the lead underwriters for the offering.

Of the $51.75 million in aggregate proceeds we raised in the offering, (i) approximately $3.6 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $1.6 million was paid in connection with offering expenses, printing fees, filing fees, and legal fees. There were no direct or indirect payments to directors or officers of the Company or any other person or entity.

We also expect to use the proceeds for general corporate purposes, including working capital and the funding of expected operating losses. A portion of the proceeds may also be used to pursue possible acquisitions of complementary businesses, technologies or products. Pending such uses, we are investing the proceeds in short-term, interest-bearing, investment-grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

As of September 19, 2000, Evolve retained a new transfer agent and registrar for its common stock, Computershare Investor Services, LLC. Computershare's address is 515 South Figueroa Street, Suite 1020, Los Angeles, California, 90071. Computershare's phone number is 213.362.4913 and facsimile number is 213.632.4916.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits


                                                Incorporated by Reference
   Exhibit                                  --------------------------------      Filed
   Number          Exhibit Description        Form       Date       Number       Herewith
-------------   -------------------------   --------   --------   ----------   ------------
    27.01       Financial Data Schedule                                             X
                (Available in EDGAR version only)

(b) Reports on Form 8-K

    No reports were filed on Form 8-K or Form 8-K/A during the quarter ended September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EVOLVE SOFTWARE, INC.



Date: November 13, 2000        By:         /s/  John P. Bantleman
                                  ---------------------------------------
                                                John P. Bantleman
                                                  President and
                                             Chief Executive Officer
                                          (Principal Executive Officer)

Date: November 13, 2000        By:        /s/  Douglas S. Sinclair
                                  ---------------------------------------
                                               Douglas S. Sinclair
                                             Chief Financial Officer,
                                        Corporate Secretary and Treasurer
                                          (Principal Financial Officer)

                                    EXHIBITS

As required under Item 6 - Exhibits and Reports on Form 8-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section is as follows:

      Exhibit
      Number                       Exhibit Description
     ---------   ---------------------------------------------------------------
       27.01     Financial Data Schedule (Available in EDGAR version only)