Form 10-Q
period 2000-12-31
EVOLVE SOFTWARE INC
filed 2001-02-14
CIK 1097002

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ___________________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X     NO___
                                             ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares Outstanding
                      Class                        February 8, 2001
                      -----                        ----------------
         Common stock, $0.001 par value               38,660,163

================================================================================

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                     PART I -- FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets
                As of December 31, 2000 and June 30, 2000...............................         3

                Condensed Consolidated Statements of Operations
                For the Three and Six Months Ended December 31, 2000 and 1999...........         4

                Condensed Consolidated Statements of Cash Flows
                For the Three and Six Months Ended December 31, 2000 and 1999...........         5

                Notes to Condensed Consolidated Financial Statements....................         6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................        10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk..............        22

                                   PART II -- OTHER INFORMATION

Item 1.         Legal Proceedings.......................................................        23

Item 2.         Changes in Securities and Use of Proceeds...............................        24

Item 3.         Defaults Upon Senior Securities.........................................        24

Item 4.         Submissions of Matters to a Vote of Security Holders....................        24

Item 5.         Other Information.......................................................        24

Item 6.         Exhibits and Reports on Form 8-K........................................        24

Signatures..............................................................................        25

PART I - FINANCIAL INFORMATION

                             EVOLVE SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                              Dec. 31,         June 30,
                                                                                2000             2000
                                                                           ---------------   --------------
ASSETS                                                                      (unaudited)        (audited)
Current assets:
    Cash and cash equivalents...........................................        $  23,423        $  18,660
    Short term investments..............................................           14,900                -
    Accounts receivable, net............................................            8,761            3,952
    Prepaid expenses and other current assets...........................            4,254            2,273
                                                                           ---------------   --------------
        Total current assets............................................           51,338           24,885

Property and equipment, net.............................................           11,499            8,830
Restricted cash.........................................................            2,000            2,000
Deposits and other assets...............................................            1,897            1,213
Note receivable from related party......................................              100              100
Goodwill and other intangible assets, net...............................           22,267           26,951
                                                                           ---------------   --------------

        Total assets....................................................        $  89,101        $  63,979
                                                                           ===============   ==============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable....................................................        $   5,173        $   6,467
    Accrued liabilities.................................................            7,024            5,965
    Capital lease obligations, current portion..........................              717              762
    Deferred revenues...................................................            6,535            7,093
    Short term debt.....................................................              733                -
                                                                           ---------------   --------------
        Total current liabilities.......................................           20,182           20,287

Capital lease obligations, less current portion.........................              535              852
Long term debt..........................................................                -            3,958
Deferred rent...........................................................               57                -
                                                                           ---------------   --------------
        Total liabilities...............................................           20,774           25,097
                                                                           ---------------   --------------

Redeemable convertible preferred stock..................................                -           79,514

Stockholders' equity (deficit)
    Common stock........................................................               38               10
    Additional paid-in capital..........................................          264,813          113,210
    Notes receivable from stockholders..................................          (11,775)          (9,174)
    Unearned stock-based compensation...................................          (26,710)         (40,295)
    Accumulated other comprehensive loss................................              (36)               -
    Accumulated deficit.................................................         (158,003)        (104,383)
                                                                           ---------------   --------------
        Total stockholders' equity (deficit)............................           68,327          (40,632)
                                                                           ---------------   --------------

        Total liabilities, redeemable convertible preferred stock and
          stockholders' equity (deficit)................................        $  89,101        $  63,979
                                                                           ===============   ==============

             The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                             EVOLVE SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                Three months ended          Six months ended
                                                                   December 31,               December 31,
                                                               ----------------------     ----------------------
                                                                  2000         1999          2000        1999
                                                               ----------   ---------     ----------   ---------
                                                                                  (unaudited)
Revenues:
    Solutions..............................................      $ 6,440      $ 1,079       $11,487      $ 1,417
    Subscriptions..........................................        2,815          475         4,727          670
                                                               ----------   ---------     ----------   ---------
        Total revenues.....................................        9,255        1,554        16,214        2,087
                                                               ----------   ---------     ----------   ---------
Cost of Revenues:
    Solutions..............................................        3,205          459         6,108          644
    Subscriptions..........................................        1,319          261         2,370          722
                                                               ----------   ---------     ----------   ---------
        Total cost of revenues.............................        4,524          720         8,478        1,366
                                                               ----------   ---------     ----------   ---------
        Gross profit.......................................        4,731          834         7,736          721
Operating expenses:
    Sales and marketing....................................       11,008        2,766        22,056        4,725
    Research and development...............................        4,044        1,898         7,874        3,547
    General and administrative.............................        2,683          990         5,204        1,657
    Stock-based charges...................................         7,692        3,056        16,642        3,872
    Amortization of goodwill and other intangible assets...        2,660            -         5,386            -
                                                               ----------   ---------     ----------   ---------
        Total operating expenses...........................       28,087        8,710        57,162       13,801
Operating loss.............................................      (23,356)      (7,876)      (49,426)     (13,080)
Other income, net..........................................          988          268         1,783          219
                                                               ----------   ---------     ----------   ---------
Net loss...................................................      (22,368)      (7,608)      (47,643)     (12,861)
Beneficial conversion feature of Series I
      redeemable convertible preferred stock...............            -            -         5,977            -
                                                               ----------   ---------     ----------   ---------
Net loss attributable to common stockholders...............    $ (22,368)    $ (7,608)    $ (53,620)   $ (12,861)
                                                               ==========   =========     ==========   =========
Net loss per common share -- basic and diluted.............      $ (0.67)     $ (3.15)      $ (1.99)     $ (2.89)
                                                               ==========   =========     ==========   =========
Shares used in net loss per common share
      calculation -- basic and diluted.....................       33,157        2,412        27,004        4,448
                                                               ==========   =========     ==========   =========

              The accompanying notes are an integral part these
                  consolidated condensed financial statements

                             EVOLVE SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                              Six months ended
                                                                                                December 31,
                                                                                           ----------   ---------
                                                                                              2000        1999
                                                                                           ----------   ---------
                                                                                                 (unaudited)
Cash flows from operating activities:
    Net loss attributable to common stockholders......................................      $ (53,620)  $ (12,861)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Loss on disposal of fixed assets..............................................             19          --
        Common stock options issued to non-employees..................................             --          16
        Allowance for doubtful accounts...............................................            407          78
        Depreciation and amortization.................................................          7,101         186
        Accrued interest..............................................................            102         150
        Beneficial conversion feature of Series I redeemable convertible preferred
          stock.......................................................................          5,977          --
        Stock-based charges...........................................................         16,642       3,872
        Changes in assets and liabilities:
            Accounts receivable.......................................................         (5,217)     (2,521)
            Prepaid expenses and other current assets.................................           (556)        167
            Note receivable from related party........................................             --        (106)
            Deposits and other assets.................................................           (684)         15
            Accounts payable..........................................................         (1,288)        846
            Accrued liabilities.......................................................          1,110       1,379
            Deferred revenues.........................................................           (558)      3,419
                                                                                           ----------   ---------
              Net cash used in operating activities...................................        (30,565)     (5,360)
                                                                                           ----------   ---------
Cash flows from investing activities:
    Purchase of short term investments................................................        (16,900)     (2,264)
    Purchases of property and equipment...............................................         (5,838)       (595)
    Purchase of intangibles...........................................................           (700)         --
    Restricted cash on lease..........................................................             --      (2,000)
    Proceeds from sale of property and equipment......................................             13          --
    Proceeds from short-term investments..............................................          2,000          --
                                                                                           ----------   ---------
              Net cash used in investing activities...................................        (21,425)     (4,859)
                                                                                           ----------   ---------
Cash flows from financing activities:
    Payments on debt to related parties...............................................         (3,327)         --
    Payments under capital lease obligations..........................................           (362)       (221)
    Repurchase of common stock........................................................            (77)         (1)
    Proceeds from payment on notes receivable.........................................            158          24
    Proceeds from exercise of common stock warrants...................................            500          --
    Proceeds from exercise of stock options...........................................            849         121
    Proceeds from issuance of preferred stock, net of issuance costs..................         12,577      24,961
    Proceeds from initial public offering, net........................................         46,473          --
                                                                                           ----------   ---------
              Net cash provided by financing activities...............................         56,791      24,884
                                                                                           ----------   ---------
Effect of currency exchange rate change...............................................            (38)         --

Increase in cash and cash equivalents.................................................      $   4,763   $  14,665
Cash and cash equivalents at beginning of period......................................         18,660       2,840
                                                                                           ----------   ---------
Cash and cash equivalents at end of period............................................      $  23,423   $  17,505
                                                                                           ==========   =========

             The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                             EVOLVE SOFTWARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and notes thereto included in our Registration Statement filed on Form S-1, effective August 9, 2000.

Principles of consolidated financial statements

These condensed consolidated financial statements include the accounts of Evolve and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition

We derive revenues from fees for licenses and implementation services ("Solutions revenue") and fees from maintenance, application service provider and subscription agreements ("Subscription revenue"). The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." This was amended by SOP No. 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2"and SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions."

Under SOP 97-2 as amended, the Company recognizes revenues when all of the following conditions are met:

     .  The Company has signed a non-cancellable agreement with the customer;

     .  The Company has delivered the software product to the customer;

     . The amount of fees to be paid by the customer is fixed or determinable and,

     .  The Company believes that collection of these fees is probable

Generally, the Company has vendor specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, the Company defers the maintenance revenue at the outset of the arrangement and recognizes it ratably over the period during which the maintenance is to be provided, which normally commences on the date the software is delivered. Historically, the Company did not have vendor specific objective evidence of fair value for services specified in certain software arrangements, as the services were never sold separately. Accordingly the remaining software revenue allocated to such software license and services are recognized ratably on a straight line basis over the period during which the services are provided, which is generally between six and nine months. More recently, the Company has established vendor specific objective evidence of fair value for services. For certain contracts which involve significant implementation, customization or services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion. Revenue for these arrangements is classified as Solutions revenue. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

The Company recognizes revenue from its application service provider ("ASP") business, whereby it provides the software, and provides maintenance and other services to the customer but also hosts the software on its own servers making the solution available to the customer via the Internet. In such situations, customers pay a monthly fee for the term of the contract in return for access to the Company's software, maintenance and other services such as implementation, training, consulting and hosting. For such ASP software arrangements the Company does not have vendor specific objective evidence of fair value for the elements of the contract and accordingly fees from such arrangements will be recognized on a monthly basis as the hosting service is provided.

Comprehensive income (loss)

We follow Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and their components in financial statements. During the quarter ended December 31, 2000, we began recording comprehensive income (loss) related to translation adjustments from our operations in the United Kingdom. The statement of comprehensive loss follows (in thousands):

                                        Three months ended       Six months ended
                                            December 31,            December 31,
                                        --------------------    --------------------
                                          2000        1999        2000       1999
                                        ---------   --------    --------   ---------
                                                        (unaudited)
Net loss..............................  $(22,368)    $(7,608)   $(53,620)  $(12,861)
Foreign currency translation
  adjustment..........................       (36)         --          --         --
                                        --------     -------    --------   --------
Net loss attributable to common
  stockholders........................  $(22,404)    $(7,608)   $(53,620)  $(12,861)
                                        ========     =======    ========   ========

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

                                                     Three months        Six months
                                                        ended              ended
                                                    Dec. 31, 1999      Dec. 31, 1999
                                                    ---------------    ---------------
Pro forma total revenues.........................        $   1,577          $   2,113
                                                    ===============    ===============
Pro forma net loss...............................        $ (10,574)         $ (18,652)
                                                    ===============    ===============
Basic and diluted pro forma net loss per share...        $   (2.49)         $   (2.30)
                                                    ===============    ===============
Shares used to compute basic and
    diluted pro forma net loss per share.........            4,245              8,115
                                                    ===============    ===============

Note 3.    Contingencies

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In January 2000 PeopleSoft, Inc. filed an action in the California Superior Court, Alameda County, alleging claims arising out of our employment of former employees of PeopleSoft, and seeking preliminary and permanent injunctions to preclude additional hiring of PeopleSoft employees. PeopleSoft's claims include our inducing breach of contract of their employees and unfair competition. PeopleSoft filed a motion for preliminary injunction enjoining us from recruiting additional PeopleSoft employees or disclosing any PeopleSoft trade secrets. The court denied this motion in July 2000 due to PeopleSoft's failure to show that it was neither likely to succeed in the litigation on the merits of their complaint nor had it shown that it would be harmed if the injunction were not issued. PeopleSoft has appealed the court's ruling on the motion. We do not believe that the motion, even if granted on appeal, will have a material impact on our business. The parties conducted a mediation in September 2000 but were unable to reach an agreeable settlement. Since the mediation, the parties have continued to engage in settlement discussions. We continue to believe that PeopleSoft's claims are without merit, and continue to contest these claims. However, this litigation, whether or not determined or settled in our favor, may be costly and may divert the efforts and attention of our management from normal business operations.
In management's opinion, the outcome of this litigation is not expected to have a material impact on the consolidated financial statements. We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

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

                                                            Three months ended          Six months ended
                                                                December 31,               December 31,
                                                         -------------------------  -------------------------
                                                              2000        1999          2000         1999
                                                         ------------  -----------  ------------  -----------
                                                                              (unaudited)
Numerator:
    Net loss..........................................      $(22,368)     $(7,608)     $(47,643)    $(12,861)
    Beneficial conversion feature of Series I
      redeemable convertible preferred stock..........             -            -         5,977            -
                                                         ------------  -----------  ------------  -----------
    Net loss attributable to common stockholders......      $(22,368)     $(7,608)     $(53,620)    $(12,861)
                                                         ============  ===========  ============  ===========
Denominator:
    Weighted average common shares....................        38,456        5,662        32,534        9,953
    Weighted average unvested common shares
      subject to repurchase...........................        (5,299)      (3,250)       (5,530)      (5,505)
                                                         ------------  -----------  ------------  -----------
    Shares used in computing basic and diluted
      net loss per share..............................        33,157        2,412        27,004        4,448
                                                         ============  ===========  ============  ===========

At December 31, 2000 and 1999, the weighted-average exercise price of outstanding stock options was $6.50 and $0.98, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $2.25 and $0.83 as of December 31, 2000 and 1999, respectively.

Note 5.   Change in Par Value

On August 15, 2000, the Company filed for a change in par value of its common stock from $0.01 to $0.001 per share. The change in par value has been reflected in our condensed consolidated financial statements for all periods presented.

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

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the consolidated financial statements.

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

Overview

We are a leading provider of Internet-based end-to-end solutions for automating professional service organizations. Our ServiceSphere software suite integrates and streamlines the core processes that are critical to professional services organizations: managing project opportunities, professional resources and service delivery. We license our Evolve ServiceSphere solution directly to services organizations and provide related implementation, integration, training, maintenance and hosting services.

Evolve was founded in February 1995. From our inception through December 1998 our activities, funded by the capital we raised, consisted primarily of building our business infrastructure, recruiting personnel and developing our software and service offerings. The Evolve ServiceSphere product suite was first made commercially available in March 1999 and we recognized our first revenues from ServiceSphere sales during the quarter ended March 31, 1999. Our revenues increased during each sequential quarter for the remainder of 1999 and 2000. We have incurred substantial losses since inception and we anticipate that we will continue to incur operating losses as we make the investments necessary to expand our business. Our accumulated deficit at December 31, 2000, was $158.0 million.

Our headcount increased from 110 employees at December 31, 1999 to 361 employees at December 31, 2000, as we continued to invest in developing our technology and building a direct sales force, a marketing group and a professional services organization. Our infrastructure expenditures also increased significantly in 1999 and 2000, as we expanded our facilities domestically and internationally and enhanced our information systems.

In August 2000, we completed an initial public offering of 5,750,000 shares of our common stock, resulting in proceeds of approximately $46.5 million, net of offering costs.

Results of Operations

Three and six months ended December 31, 2000 and 1999

Revenues

Total revenues were $9.3 million for the three months ended December 31, 2000, as compared to revenues of $1.6 million for the comparable 1999 period. Total revenues increased to $16.2 million for the six months ended December 31, 2000 from $2.1 million for the same period in 1999. The increase in revenues reflects the growth of sales of our software and services subsequent to the first commercial sale of ServiceSphere during the quarter ending March 31, 1999.

Solutions revenue principally consists of software licenses and implementation services while Subscriptions revenue is principally composed of applications and maintenance subscriptions. For the three months ended December 31, 2000, Solutions revenues and Subscriptions revenues were $6.4 million, or 70% of total revenues, and $2.8 million, or 30% of total revenues, respectively. For the three months ended December 31, 1999, Solutions revenues and Subscriptions revenues were $1.1 million, or 69% of total revenues, and $475,000, or 31% of total revenues, respectively. For the six months ended December 31, 2000, Solutions and Subscriptions revenue were $11.5 million or 71% of total revenues, and $4.7 million or 29% of total revenues, respectively. For the comparable prior year period Solutions and Subscriptions revenue were $1.4 million or 68% of total revenues, and $670,000 or 32% of total revenues, respectively.

Cost of Revenues

Our cost of revenues includes the costs associated with our Solutions and Subscriptions revenues. The cost of our Solutions revenues consists principally of payroll-related costs for employees and consultants involved in providing services for implementation, training and consulting. The cost of our Solutions revenues also includes royalties due to third parties for integrated technology, printing costs of product documentation, duplication costs for software media and shipping costs. The cost of our Subscriptions revenues consists primarily of the payroll-related costs for employees involved in providing support services to customers under maintenance contracts as well as payroll costs for employees and consultants involved in providing services for implementation, training and consulting for customers under subscription. Cost of Subscriptions also includes hosting fees required to service our ASP customers.

Total cost of revenues was $4.5 million for the three months ended December 31, 2000 compared to $720,000 for the three months ended December 31, 1999. Cost of Solutions revenues was $3.2 million and the cost of Subscriptions revenues was $1.3 million for the three months ended December 31, 2000. Cost of Solutions revenues was $459,000 and the cost of Subscriptions revenues was $261,000 for the quarter ended December 31, 1999. For the six months ended December 31, 2000, total cost of revenues was $8.5 million compared to $1.4 million for the six months ended December 31, 1999. Cost of Solutions revenues was $6.1 million and the cost of Subscriptions revenues was $2.4 million for the six months ended December 31, 2000. Cost of Solutions revenues was $644,000 and the cost of Subscriptions revenues was $722,000 for the six months ended December 31, 1999.

The increase in cost of Solutions revenues was primarily attributable to increased costs associated with employees and consultants involved in providing implementation, training and consulting services to our expanded customer base. The number of employees in our services organization has increased to 125 as of December 31, 2000 from 21 at December 31, 1999. The increase in total cost of Subscriptions revenues was primarily due to increased payroll costs for employees and third-party consultants involved in providing support services to customers under maintenance and application subscription contracts.

For the six months ended December 31, 2000, gross margins improved to 48% from 35% in prior year. The improvement in gross margins is attributable to an increase in total revenues and the increase in the number of time and material consulting engagements as opposed to lower margin fixed fee arrangements.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of advertising, public relations, website development, trade shows, seminars, promotional materials and other sales and marketing programs. Additionally, sales and marketing expenses include costs of service personnel that have not been treated as part of cost of revenues. Sales and marketing expenses increased to $11.0 million for the quarter ended December 31, 2000, from $2.8 million for the quarter ended December 31, 1999. Sales and marketing expenses for the six months ended December 31, 2000 increased to $22.1 million from $4.7 million for the same period in prior year. The increase in sales and marketing expenses resulted primarily from building our domestic and international direct sales force, investing in our sales and marketing infrastructure and increasing our marketing initiatives. The number of employees in our sales and marketing organization has increased to 107 as of December 31, 2000 from 30 at December 31, 1999. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force which includes the establishment of sales offices in additional domestic and international locations.

Research and Development. Research and development expenses consist primarily of personnel and related costs associated with our product development efforts, including fees paid to third parties for consulting services. Research and development expenses increased to $4.0 million for the three months ended December 31, 2000, from $1.9 million for three months ended December 31, 1999. Research and development expenses for the six months ended December 31, 2000 and 1999, were $7.9 million and $3.5 million, respectively. The increase in research and development expenses related primarily to an increase in research and development personnel to 84 at December 31, 2000 from 39 at December 31, 1999. Fees paid to third party consultants increased in 2000 as specialized technical experts were utilized to accelerate the delivery of some of our development initiatives. We believe that an essential part of our future success is the investment we make in our research and development organization. We expect that the absolute dollar amount of research and development expenses will increase in future periods.

General and Administrative. General and administrative expenses consist primarily of employee salaries and expenses related to executive, finance and administrative personnel. General and administrative expenses increased to $2.7 million for the three months ended December 31, 2000, from $990,000 for the three months ended December 31, 1999. For the six months ended December 31, 2000, general and administrative expenses were $5.2 million compared to $1.7 million for the comparable prior year period. The increase in general and administrative expenses resulted primarily from the addition of executive, finance and administrative personnel to support the growth of our business. Legal fees related to our litigation with Peoplesoft further contributed to an increase in General and Administrative expenses in 2000. The number of executive, finance and administrative employees increased to 45 at December 31, 2000 from 20 at December 31, 1999. We expect general and administrative expenses to increase in absolute dollars in the future.

Amortization of Goodwill and Other Intangible Assets. In connection with the acquisition of InfoWide, Inc. on March 31, 2000, we recorded $32.6 million in goodwill, purchased technology and other intangible assets including in-process technology of $3.1 million. During the three and six months ended December 31, 2000, we expensed $2.7 million and $5.4 million, respectively, associated with the amortization of these and other intangible assets which are being amortized over periods not exceeding 36 months.

Stock-Based Charges. Stock-based charges consist of amortization of deferred compensation in connection with stock option grants and sales of restricted stock to our employees at exercise or sales prices below the deemed accounting fair market value of our common stock. We recorded stock-based charges of $7.7 million and $16.6 million for the three and six months ended December 31, 2000, respectively and $3.1 million and $3.9 million for the three and six months ended December 31, 1999, respectively. Stock-based charges, if allocated across our functional areas, would affect the following items in the condensed consolidated statements of operations (in thousands):

                                            Three months ended       Six months ended
                                                December 31,           December 31,
                                           --------------------    --------------------
                                             2000        1999        2000        1999
                                           --------    --------    --------    --------
                                                            (unaudited)
Cost of revenues:
    Solutions............................   $   622     $   136     $ 1,366     $   137
Operating expenses:
    Sales and marketing..................     2,282         705       4,902         778
    Research and development.............     1,433         479       2,956         520
    General and administrative...........     3,355       1,736       7,418       2,437
                                           --------    --------    --------    --------
       Totals............................   $ 7,692     $ 3,056     $16,642     $ 3,872
                                           ========    ========    ========    ========

Other Income (Expense), net. Other income (expense), net increase for the three and six months ended December 31, 2000 is primarily attributable to interest income derived from increased cash balances resulting from the completion of our Series I Preferred Stock issuances in June and July 2000 and our initial public offering in August 2000.

Liquidity And Capital Resources

Net cash used by operations for the six months ended December 31, 2000 was $30.6 million compared to net cash used by operations of $5.4 million for the comparable period of the prior year. Net cash used by operating activities, after adjustment for non-cash items, for the six months ended December 31, 2000 resulted primarily from net losses during the period.

Net cash used by investing activities for the six months ended December 31, 2000 was $21.4 million compared to net cash used by investing activities of $4.9 million for the same period in 1999. Cash used by investing activities in 2000 resulted primarily from the purchase of short-term investments of $16.9 million, and the purchase of property and equipment of $5.8 million. Additions to property and equipment were primarily related to a move of our corporate offices to a new facility in July 2000.

Net cash provided from financing activities for the six months ended December 31, 2000 was $56.8 million compared to $24.8 million in the same prior year period. Current year activity was primarily attributable to proceeds from the issuance of common stock in our initial public offering completed in August 2000, and to a lesser extent from issuance of preferred shares under our Series I funding round in July 2000.

At December 31, 2000, we had cash, cash equivalents and investments of $38.3 million. Included in the balance at December 31, 2000 is a short-term investment of $2.0 million in commercial paper issued by Pacific Gas & Electric which matured on January 18, 2001 and is currently in default. We believe that the ultimate realization of this investment is probable. In January 2001, we entered into a credit arrangement providing a line of credit of $7.5 million and a $7.5 million term loan credit facility. We believe that our current cash and investment balances, cash flow from operations and accessibility of funds from our credit arrangements will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

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

We have incurred net losses and losses from operations since our inception in 1995, and we may not be able to achieve profitability in the future. As of December 31, 2000, we had an accumulated deficit of approximately $158.0 million. Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we expect to experience continued losses and negative cash flows from operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Factors that may cause our future operating results to be below expectations and cause our stock price to fall include:

           . the lack of demand for and acceptance of our products, product enhancements and services; for instance, as we expand our target customer focus beyond the information technology service consultancies and into internal information technology of corporate customers as well as into overseas markets, we may encounter increased resistance to adoption of our business process automation solutions;

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


          . any delays or unforeseen costs incurred in integrating technologies and businesses we may acquire.


We plan to increase our operating expenses to expand our administration, information technology infrastructure, consulting and training, maintenance and technical support, research and development and sales and marketing groups. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations in any quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter would be lower than expected and our stock price may fall.

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

A limited number of our customers expect us to develop product enhancements that may address their specific needs. For instance, we have shared with some of our customers our internal product roadmap which includes descriptions of new functional enhancements such as improved time and expense management for future releases of our software. If we fail to deliver these enhancements on a timely basis, we risk damaging our relationship with these customers. We have experienced delays in the past in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause some of these customers to forego additional purchases of our products or to purchase those of our competitors.

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

Difficulties with third-party services and technologies, as well as power interruptions, could disrupt our business, and many of our communication and hosting systems do not have backup systems.

Many of our communications and hosting systems do not have backup systems capable of mitigating the effect of service disruptions. Our success in attracting and retaining customers for our ServiceSphere application service provider ("ASP") offering and convincing them to increase their reliance on this solution depends on our ability to offer customers reliable, secure and continuous service. This requires that we provide continuous and error-free access to our systems and network infrastructure. We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host applications for customers who purchase our solutions on an ASP basis. We also rely on third-party communications services providers for the high-speed connections that link our Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

In addition, California has recently been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in the form of rolling blackouts. While neither we nor our third-party Internet service providers or communications services providers have experienced any power failures to date that have prevented us from continuing our operations, the continuance of blackouts may affect our ability to operate our business.

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

Some of our competitors' products may be more effective than our products at performing particular functions or be more customized for particular customer needs. Even if these functions are more limited than those provided by our products, our competitors' software products could discourage potential customers from purchasing our products. A software product that provides some of the functions of our software solutions, but also performs other tasks, may be appealing to these vendors' customers because it would reduce the number of different types of software necessary to effectively run their businesses. Further, many of our competitors may be able to respond more quickly than we can to changes in customer requirements.

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

As we target industry sectors and types of organizations beyond our core market of IT services consultancies, we may encounter increased resistance to use of business process automation solutions, which may further increase the length of our sales cycles, increase our marketing costs and reduce our revenues. Because we are pioneering a new solution category, we often must educate our prospective customers on the use and benefit of our solutions, which may cause additional delays during the evaluation process. These companies may be reluctant to abandon investments they have made in other systems in favor of our solution. In addition, IT departments of potential customers may resist purchasing our solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged software products are not sufficiently customizable for their enterprises.

Our revenues depend on orders from our top customers, and if we fail to complete one or more orders, our revenues will be reduced.

Historically, we have received a significant portion of our revenues from a small number of customers. No customers accounted for more than 10% of total revenues for the three or six months ended December 31, 2000. However, a new contract with EDS (Electronic Data Systems Corporation) is anticipated to represent more than 10% of our total revenues for the next two quarters. Our future operating results may be harmed if we are not able to complete one or more substantial product sales in any future period or attract new customers.

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

Our future success depends upon the continued service of our executive officers, particularly John Bantleman, our President and Chief Executive Officer, who is critical to determining our broad business strategy, and to James Bozzini, our Chief Operating Officer, who is critical to our ability to execute on that strategy. None of our executive officers is bound by an employment agreement for any specific term. Our business could be harmed if we lost the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us.

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

If our customers encounter unforeseen difficulties or delays in deploying our products and integrating them with their other systems, they may reverse their decision to use our solutions, which would reduce our future revenues, could impact the collection of outstanding receivables and potentially damage our reputation. Factors which could delay or complicate the process of deploying our solutions include:

     . customers may need to modify significant elements of their existing IT systems in order to effectively integrate them with our solutions;

     . customers may need to establish and implement internal business processes within their organizations before they can make effective use of our software;

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

Our sales are concentrated in the IT services consulting industry, and if our customers in this industry decrease their infrastructure spending, or we fail to penetrate other industries, our revenues may decline.

Sales to customers in the IT services consulting industry accounted for a substantial portion of our revenues in fiscal 1999 and 2000. Given the high degree of competition and the rapidly changing environment in this industry, there is no assurance that we will be able to continue sales in this industry at current levels. Many of our customers and potential customers in the IT services consultancy industry have witnessed drastic declines in their stock prices, which could limit our current customers from purchasing additional licenses of our software, and could prevent potential customers from making the kinds of infrastructure investments that would allow them to purchase our software in the first place. In addition, we intend to market our products to professional services organizations in other industries. Customers in these new industries are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address the needs of these customers, we may experience decreased sales in future periods.

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

Our products are complex and may contain currently unknown errors, defects, integration problems, or other types of failures, particularly since new versions are frequently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may:

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

Our customers may want a completely integrated solution, including a single user interface and single database platform. While our product roadmap calls for such an integrated solution, any delays in delivering such a solution to our customers may cause them to downgrade their opinion of our software or to abandon our software.

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

We have three patent applications pending in the United States with respect to the "Team Builder" functionality in our Resource Manager module, the time and expense functionality of our Time and Expense module; and the enablement of dynamically configurable software systems by our ServiceSphere software server. While the first two of these applications have not been issued, we have received notice from the U.S. Patent Office that the latter application has been allowed. However, there can be no assurance that any of these applications would survive a legal challenge to its validity or provide significant protection to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. We can offer no assurance that our means of protecting its proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

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

We have grown significantly since our inception and will need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. Evolve has increased its number of employees from 110 at December 31, 1999 to 361 employees as of December 31, 2000. In order to manage growth effectively, we must:

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

The sale of a substantial number of shares of common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market. As of January 16, 2001, we had 38,453,366 shares of common stock outstanding. Of these shares, 27,944,718 are freely tradable in the public market, either without restriction or subject in some cases only to S-8/S-3 prospectus delivery requirements, and in some cases only to either manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended. The majority of these shares had been subject to lock-up agreements that expired on February 5, 2001. Of the remaining 10,508,648 shares, eligibility for resale will be as follows:

          . A total of 3,506,741 shares will become eligible for sale, subject only to the manner of sale requirements of Rule 144, as our right to repurchase these shares lapses over time with the continued employment by Evolve of these stockholders.

          . On March 31, 2001, 2,001,907 shares issued to stockholders of InfoWide, Inc., a company we acquired on March 31, 2000, will be eligible for sale, subject only to volume, manner of sale and notice requirements of Rule 144 under the Securities Act.

          . On June 28, 2001, and July 13, 2001, respectively, aggregate amounts of 3,007,775 shares and 1,992,225 shares, acquired through the conversion of preferred stock, will become eligible for sale, subject only to these same Rule 144 requirements.

As of January 16, 2001, we also have 3,174,413 shares subject to outstanding options under our stock option plans (plus 224,167 options and warrants issued outside of any plan), and 3,323,610 shares are available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and the 2,000,000 shares of common stock reserved for issuance under our 2000 Employee Stock Purchase Plan. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as they are purchased.

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

Interest Rate Risk

As of December 31, 2000, we had $40.3 million of cash, cash equivalents and investments, which includes restricted cash of $2.0 million. Included in the balance at December 31, 2000 is a short-term investment of $2.0 million in commercial paper issued by Pacific Gas & Electric which matured on January 18, 2001 and is currently in default. We believe that the ultimate realization of this investment is probable. Declines in interest rates over time would reduce our interest income. As of December 31, 2000, we had total short-term debt outstanding of $733,000, which accrued interest at the prime rate. A substantial portion the outstanding short-term debt amounts were paid down in January 2001.

Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations. Due to the nature of our investments, excluding the $2.0 million in commercial paper issued by Pacific Gas & Electric, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

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

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. In January 2000 PeopleSoft, Inc. filed an action in the California Superior Court, Alameda County, alleging claims arising out of our employment of former employees of PeopleSoft, and seeking preliminary and permanent injunctions to preclude additional hiring of PeopleSoft employees. PeopleSoft's claims include our inducing breach of contract of their employees and unfair competition. PeopleSoft filed a motion for preliminary injunction enjoining us from recruiting additional PeopleSoft employees or disclosing any PeopleSoft trade secrets. The court denied this motion in July 2000 due to PeopleSoft's failure to show that it was neither likely to succeed in the litigation on the merits of their complaint nor had it shown that it would be harmed if the injunction were not issued. PeopleSoft has appealed the court's ruling on the motion. We do not believe that the motion, even if granted on appeal, will have a material impact on our business. The parties conducted a mediation in September 2000 but were unable to reach an agreeable settlement. Since the mediation, the parties have continued to engage in settlement discussions. We continue to believe that PeopleSoft's claims are without merit, and continue to contest these claims. However, this litigation, whether or not determined or settled in our favor, may be costly and may divert the efforts and attention of our management from normal business operations.
In management's opinion, the outcome of this litigation is not expected to have a material impact on the consolidated financial statements. We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

None.

(b)  Reports on Form 8-K

No reports were filed on Form 8-K or Form 8-K/A during the quarter ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EVOLVE SOFTWARE, INC.




Date: February 14, 2001                   By: /S/ JOHN P. BANTLEMAN
                                             ----------------------------
                                                     John P. Bantleman
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date:  February 14, 2001                  By: /S/ DOUGLAS S. SINCLAIR
                                             ---------------------------------
                                                      Douglas S. Sinclair
                                                    Chief Financial Officer,
                                               Corporate Secretary and Treasurer
                                                 (Principal Financial Officer)