Form 10-Q
period 2001-03-31
EVOLVE SOFTWARE INC
filed 2001-05-15
CIK 1097002

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Shares Outstanding
                 Class                                     May 8, 2001
                 -----                                     -----------
      Common stock, $0.001 par value                        38,498,702

================================================================================

                               TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
                        PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           As of March 31, 2001 and June 30, 2000..................................         3

           Condensed Consolidated Statements of Operations
           For the Three and Nine months ended March 31, 2001 and 2000.............         4

           Condensed Consolidated Statements of Cash Flows
           For the Nine months ended March 31, 2001 and 2000.......................         5

           Notes to Condensed Consolidated Financial Statements....................         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................        10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............        22

                        PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................        22

Item 2.    Changes in Securities and Use of Proceeds...............................        23

Item 3.    Defaults Upon Senior Securities.........................................        23

Item 4.    Submissions of Matters to a Vote of Security Holders....................        23

Item 5.    Other Information.......................................................        23

Item 6.    Exhibits and Reports on Form 8-K........................................        23

Signatures.........................................................................        24

PART I -- FINANCIAL INFORMATION


                             EVOLVE SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                              March 31,          June 30,
                                                                                2001               2000
                                                                            ------------       -----------
ASSETS                                                                      (unaudited)         (audited)
Current assets:
     Cash and cash equivalents.............................................   $  25,999         $  18,660
     Short term investments................................................       7,006                --
     Accounts receivable, net..............................................      10,157             3,952
     Prepaid expenses and other current assets.............................       2,804             2,273
                                                                              ---------         ---------
          Total current assets.............................................      45,966            24,885

Property and equipment, net................................................      14,182             8,830
Restricted cash............................................................          --             2,000
Deposits and other assets..................................................       1,903             1,213
Note receivable from related party.........................................         100               100
Goodwill and other intangible assets, net..................................      19,607            26,951
                                                                              ---------         ---------
          Total assets.....................................................   $  81,758         $  63,979
                                                                              =========         =========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable......................................................   $   7,299         $   6,467
     Accrued liabilities...................................................       6,949             5,965
     Capital lease obligations, current portion............................         708               762
     Deferred revenues.....................................................       8,288             7,093
     Short term debt.......................................................       1,485                --
                                                                              ---------         ---------
          Total current liabilities........................................      24,729            20,287

Capital lease obligations, less current portion............................         367               852
Long term debt.............................................................       3,267             3,958
Deferred rent..............................................................         166                --
                                                                              ---------         ---------
          Total liabilities................................................      28,529            25,097
                                                                              ---------         ---------
Redeemable convertible preferred stock.....................................          --            79,514

Stockholders' equity (deficit)
     Common stock..........................................................          34                10
     Additional paid-in capital............................................     261,703           113,210
     Notes receivable from stockholders....................................     (10,539)           (9,174)
     Unearned stock-based compensation.....................................     (19,629)          (40,295)
     Accumulated other comprehensive loss..................................        (438)               --
     Accumulated deficit...................................................    (177,902)         (104,383)
                                                                              ---------         ---------
          Total stockholders' equity (deficit).............................      53,229           (40,632)
                                                                              ---------         ---------
          Total liabilities, redeemable convertible preferred stock and
             stockholders' equity (deficit)................................   $  81,758         $  63,979
                                                                              =========         =========

      The accompanying notes are an integral part of these consolidated condensed financial statements

                             EVOLVE SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                           Three months ended             Nine months ended
                                                                                March 31,                      March 31,
                                                                       ------------------------       -----------------------
                                                                         2001            2000           2001            2000
                                                                       --------        --------       --------       --------
                                                                                             (unaudited)
Revenues:
   Solutions......................................................     $  8,846        $  2,331       $ 20,332       $  3,748
   Subscriptions..................................................        2,417           1,178          7,145          1,848
                                                                       --------        --------       --------       --------
        Total revenues............................................       11,263           3,509         27,477          5,596
                                                                       --------        --------       --------       --------
Cost of revenues:
   Solutions......................................................        3,347             989          9,455          1,633
   Subscriptions..................................................        1,246             535          3,616          1,257
                                                                       --------        --------       --------       --------
        Total cost of revenues....................................        4,593           1,524         13,071          2,890
                                                                       --------        --------       --------       --------
        Gross profit..............................................        6,670           1,985         14,406          2,706

Operating expenses:
   Sales and marketing............................................       10,444           7,357         32,501         12,082
   Research and development.......................................        6,971           2,701         14,843          6,248
   General and administrative.....................................        3,080           1,596          8,283          3,253
   Stock-based charges............................................        3,863           7,173         20,505         11,045
   In-process technology write-off................................            -           3,126              -          3,126
   Amortization of goodwill and other intangible assets...........        2,660               -          8,045              -
                                                                       --------        --------       --------       --------
        Total operating expenses..................................       27,018          21,953         84,177         35,754

Operating loss....................................................      (20,348)        (19,968)       (69,771)       (33,048)
Other income, net.................................................          446             267          2,229            486
                                                                       --------        --------       --------       --------
Net loss..........................................................      (19,902)        (19,701)       (67,542)       (32,562)

Beneficial conversion feature of Series I
     redeemable convertible preferred stock.......................            -               -          5,977              -
                                                                       --------        --------       --------       --------
Net loss attributable to common stockholders......................     $(19,902)       $(19,701)      $(73,519)      $(32,562)
                                                                       ========        ========       ========       ========

Net loss per common share -- basic and diluted....................     $  (0.59)       $  (7.04)      $  (2.51)      $ (13.56)
                                                                       ========        ========       ========       ========
Shares used in net loss per common share
     calculation -- basic and diluted.............................       33,976           2,800         29,301          2,402
                                                                       ========        ========       ========       ========

      The accompanying notes are an integral part of these consolidated condensed financial statements

                             EVOLVE SOFTWARE, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                           CASH FLOWS (in thousands)

                                                                                               Nine months ended
                                                                                                    March 31,
                                                                                             ------------------------
                                                                                               2001            2000
                                                                                             --------         --------
                                                                                                    (unaudited)
Cash flows from operating activities:
   Net loss................................................................................  $(67,542)        $(32,562)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on disposal of fixed assets......................................................        19                -
     Common stock options issued to non-employees..........................................         -               23
     Allowance for doubtful accounts.......................................................       420              126
     Depreciation and amortization.........................................................    10,786              374
     In-process technology write-off.......................................................         -            3,126
     Accrued interest......................................................................       102              224
     Stock-based charges...................................................................    20,506           11,044
     Changes in assets and liabilities:...................................................
        Accounts receivable................................................................    (6,626)          (5,148)
        Prepaid expenses and other current assets..........................................      (529)          (1,178)
        Note receivable from related party.................................................         -              (40)
        Deposits and other assets..........................................................      (691)            (417)
        Accounts payable...................................................................       832            2,796
        Accrued liabilities and deferred rent..............................................     1,149            2,093
        Deferred revenues..................................................................     1,195            4,304
                                                                                             --------         --------
           Net cash used in operating activities...........................................   (40,379)         (15,235)
                                                                                             --------         --------

Cash flows from investing activities:
   Purchase of short term investments......................................................   (22,035)          (2,264)
   Purchases of property and equipment.....................................................    (8,125)          (2,415)
   Purchase of intangibles.................................................................      (700)            (300)
   Restricted cash on lease................................................................     2,000           (2,000)
   Proceeds from sale of property and equipment............................................        13                -
   Proceeds from maturity/sale of short-term investments...................................    14,530              966
   Cash acquired upon acquisition of InfoWide..............................................         -              292
                                                                                             --------         --------
           Net cash used in investing activities...........................................   (14,317)          (5,721)
                                                                                             --------         --------

Cash flows from financing activities:
   Payments on debt........................................................................    (4,060)               -
   Payments under capital lease obligations................................................      (539)            (302)
   Repurchase of common stock..............................................................      (219)              (6)
   Proceeds from issuance of debt..........................................................     4,753                -
   Proceeds from payment on notes receivable...............................................       343               39
   Proceeds from exercise of common stock warrants.........................................       500                -
   Proceeds from exercise of stock options.................................................       864            1,100
   Proceeds from employee stock purchase plan..............................................     1,281                -
   Proceeds from issuance of preferred stock, net of issuance costs........................    12,577           29,911
   Proceeds from initial public offering, net..............................................    46,473                -
                                                                                             --------         --------
           Net cash provided by financing activities.......................................    61,973           30,742
                                                                                             --------         --------

Effect of currency exchange rate change....................................................        62                -

Increase in cash and cash equivalents......................................................     7,339            9,786
Cash and cash equivalents at beginning of period...........................................    18,660            2,840
                                                                                             --------         --------
Cash and cash equivalents at end of period.................................................  $ 25,999         $ 12,626
                                                                                             ========         ========


 The accompanying notes are an integral part of these consolidated condensed financial statements

                              EVOLVE SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Evolve Software, Inc. ("the Company" or "Evolve") was incorporated in the state of Delaware in 1995. Evolve provides software solutions for integrating and streamlining the core business processes that are critical to service organizations: managing project opportunities, resources and service delivery.

Note 1.  Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and notes thereto included in our Registration Statement filed on Form S-1, effective August 9, 2000.

Principles of consolidated financial statements

These condensed consolidated financial statements include the accounts of Evolve and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The Company has prepared these financial statements in conformity with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company derives revenues from fees for licenses and implementation services ("Solutions revenue") and fees from maintenance, application service provider and subscription agreements ("Subscription revenue"). The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company also follows the provisions of the Securities Exchange Commission's Staff Accounting Bulletin No.101 (SAB 101), "Revenue Recognition in Financial Statements".

Under SOP 97-2 as amended, the Company recognizes revenues when all of the following conditions are met:

     .    when persuasive evidence of an agreement exists;

     .    the delivery of the product has occurred;

     .    the fee is fixed or determinable; and

     .    the Company believes that collection of these fees is probable.

Generally, the Company has vendor specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In those cases where first year maintenance revenue is included in the license fee, the Company defers the imputed first year maintenance revenue at the outset of the arrangement and recognizes it ratably over the period during which the maintenance is to be provided, which normally commences on the date the software is delivered. Historically, the Company did not have vendor specific objective evidence of fair value for services specified in certain software arrangements, as the services were never sold separately. Accordingly the remaining software revenue allocated to such software licenses and services was recognized ratably on a straight-line basis over the period during which the services were provided, which was generally between six and nine months. More recently, the Company has established vendor specific objective evidence of fair value for certain services. For these contracts which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion. Revenue for these arrangements is classified as Solutions revenue. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. In cases where a sale of a license does not include implementation services (i.e., a sale of additional seats or a sale of product to be implemented by a third-party), revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable.

The Company generates revenue from its application service provider ("ASP") business, by hosting the software, and making the solution available to the customer via the Internet, as well as providing maintenance and other services to the customer. In such situations, customers pay a monthly fee for the term of the contract in return for access to the Company's software, maintenance and other services such as implementation, training, consulting and hosting. For such ASP software arrangements the Company does not have vendor specific objective evidence of fair value for the elements of the contract and, accordingly, fees from such arrangements will be recognized on a monthly basis as the hosting service is provided.

Comprehensive income (loss)

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and their components in financial statements. During the quarter ended September 30, 2000, the Company began recording comprehensive income (loss) related to translation adjustments from its international operations. The statement of comprehensive loss follows (in thousands):

                                                                          Three months ended          Nine months ended
                                                                               March 31,                   March 31,
                                                                       ------------------------   ---------------------------
                                                                           2001         2000          2001           2000
                                                                       -----------   ----------   -----------     -----------
                                                                                            (unaudited)
Net loss attributable to common stockholders.................          $   (19,902)  $  (19,701)  $   (73,519)    $   (32,562)

Unrealized loss on investments...............................                 (500)           -          (500)              -

Foreign currency translation adjustment......................                  104            -            62               -
                                                                       -----------   ----------   -----------     -----------

Comprehensive loss...........................................          $   (20,298)  $  (19,701)  $   (73,957)    $   (32,562)
                                                                       ===========   ==========   ===========     ===========

Segment information

The Company operates in only one segment, namely professional services software and, as such, use only one measure of profitability for internal reporting purposes. To date substantially all of the Company's revenues have been derived from within the United States.

Note 2.    Acquisition of InfoWide, Inc.

On March 31, 2000, the Company acquired all the common stock of InfoWide, Inc. for a total consideration of 1.8 million shares of common stock and related expenses. The acquisition consideration, together with transaction expenses, was valued at $33.0 million. InfoWide was incorporated on April 15, 1998 under the laws of the state of Delaware. InfoWide provides a web-hosted, financial management package designed for professional services organizations. The acquisition was accounted for as a purchase and the results of operations of InfoWide have been included in the consolidated financial statements from the date of acquisition.

The following unaudited pro forma consolidated financial information presents the combined results of Evolve and InfoWide as if the acquisition had occurred on July 1, 1999, after giving effect to certain adjustments, principally the amortization of goodwill and other intangible assets (in thousands, except per share amounts). The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on July 1, 1999.

                                                            Three months       Nine months
                                                               ended              ended
                                                           Mar. 31, 2000      Mar. 31, 2000
                                                           -------------      -------------
Pro forma total revenues............................       $       3,544      $       5,657
                                                           =============      =============

Pro forma net loss..................................       $     (19,871)     $     (39,031)
                                                           =============      =============

Basic and diluted pro forma net loss per share......       $       (4.29)     $       (9.62)
                                                           =============      =============
Shares used to compute basic and
    diluted pro forma net loss per share............               4,633              4,058
                                                           =============      =============

Note 3. Stock-based charges

In connection with stock option grants, sales of restricted stock subject to vesting rights and modifications of option awards, the Company has recorded stock-based charges of $3.9 million and $20.5 million for the three and nine months ended March 31, 2001, respectively, and $7.2 million and $11.0 million for the three and nine months ended March 31, 2000, respectively. Stock-based charges, if allocated across our functional areas, would affect the following items in the condensed consolidated statements of operations (in thousands):

                                             Three months ended       Nine months ended
                                                  March 31,                March 31,
                                           ----------------------   ----------------------
                                              2001        2000        2001         2000
                                           ---------    ---------   ---------    ---------
                                                              (unaudited)
Cost of revenues:
    Solutions..........................    $     394    $     578   $   1,760    $     715

Operating expenses:
    Sales and marketing................          578        2,089       5,480        2,867
    Research and development...........          671        1,365       3,626        1,884
    General and administrative.........        2,220        3,141       9,639        5,579
                                           ---------    ---------   ---------    ---------

Totals.................................    $   3,863    $   7,173   $  20,505    $  11,045
                                           =========    =========   =========    =========

In connection with the termination of two employees, in February 2001, the Company modified the remaining vesting provisions of the stock option awards for a total of 177,084 shares with a weighted average exercise price of $1.03. As a result of the award modification and change to non-employee status, the value of these awards was determined using the Black-Scholes option pricing model and are subject to revision each financial reporting period until the shares are vested. The related adjustment reduced additional paid-in capital, unearned stock-based compensation and stock-based charges by $1.7 million, $659,000 and $1.1 million, respectively. The stock option awards will continue to vest during the consulting periods ranging from six to twelve months from date of separation. As a result, the charge may be subject to substantial increase or decrease based on future changes in the market price of the Company's common stock.

Note 4. Issuance of Debt

In January 2001, the Company entered into a credit arrangement providing a line of credit of $7.5 million and a $7.5 million term loan credit facility with interest accruing at the rate of the bank's prime rate plus 0.75% and 1.00%, respectively. As of March 31, 2001, the Company had utilized $4.8 million of the term loan credit facility. The loan is collateralized by all of the Company's assets including Intellectual Property. Previously leased equipment is excluded. The credit facility also includes a $5.0 million sublimit to secure commercial and/or standby letters of credit of which $2.9 million has been utilized to support letters of credit issued to the landlord of the Company's Emeryville facility. Any advances on the revolving line of credit mature one year from the loan documents with interest due monthly. Advances on the term loan facility are due twenty-eight months from the advance with interest only payments for the first four months and then equal payments of interest and principal amortized over the remaining twenty-four months. The Company is required to maintain certain financial ratios as part of the loan covenants.

Note 5. Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business.

In February 2001, one of the Company's early customers, filed an action in the United States District Court alleging claims that certain software and services purchased from the Company did not satisfy certain contractual obligations. The lawsuit further alleges that the Company engaged in unfair or deceptive practices in violation of state law and is seeking treble damages. The Company believes the claims are without merit and plans to vigorously defend the case.

The Company believes that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on the Company.

Note 6. Net Loss per Share

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

                                                            Three months ended          Nine months ended
                                                                 March 31,                  March 31,
                                                          -----------------------    ------------------------
                                                             2001          2000         2001          2000
                                                          ----------    ---------    ----------    ----------
                                                                              (unaudited)
Numerator:
    Net loss..........................................    $  (19,902)   $ (19,701)   $  (67,542)   $  (32,562)
    Beneficial conversion feature of Series I
      redeemable convertible preferred stock..........             -            -         5,977             -
                                                          ----------    ---------    ----------    ----------

    Net loss attributable to common stockholders......    $  (19,902)   $ (19,701)   $  (73,519)   $  (32,562)
                                                          ==========    =========    ==========    ==========

Denominator:
    Weighted average common shares....................        38,621        7,935        34,680         5,952
    Weighted average unvested common shares
      subject to repurchase...........................        (4,645)      (5,135)       (5,379)       (3,550)
                                                          ----------    ---------    ----------    ----------

    Shares used in computing basic and diluted
      net loss per share..............................        33,976        2,800        29,301         2,402
                                                          ==========    =========    ==========    ==========

At March 31, 2001 and 2000, options to purchase 3,510,205 and 1,600,203 shares of common stock were outstanding with a weighted-average exercise price of $6.50 and $2.98, respectively. These common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive. The weighted-average purchase price of stock subject to repurchase was $2.14 and $1.58 as of March 31, 2001 and 2000, respectively.

Note 7.  Recent Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," that requires companies to record derivative financial instruments on their balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," that amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. Management's adoption of SFAS 133 did not have a material effect on our consolidated financial statements.

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

Overview

We are a leading provider of Internet-based end-to-end solutions for automating professional service organizations and optimizing the efforts of other strategic workforces including the internal IT departments of Global 2000 companies. Our ServiceSphere software suite integrates and streamlines the core processes that are critical to such organizations: managing project opportunities, professional resources and service delivery. We license our ServiceSphere solution directly to these organizations and provide them related implementation, integration, training, maintenance and hosting with services.

Evolve was founded in February 1995. From our inception through December 1998 our activities, funded by the capital we raised, consisted primarily of building our business infrastructure, recruiting personnel and developing our software and service offerings. The ServiceSphere product suite was first made commercially available in March 1999 and we recognized our first revenues from ServiceSphere sales during the quarter ended March 31, 1999. Our revenues increased during each sequential quarter for the remainder of 1999 and 2000. We have incurred substantial losses since inception and we anticipate that we will continue to incur operating losses as we make the investments necessary to expand our business. Our accumulated deficit at March 31, 2001, was $177.9 million.

Our headcount increased from 198 employees at December 31, 1999 to 365 employees at March 31, 2001, as we continued to invest in developing our technology and building a direct sales force, a marketing group and a professional services organization. Our infrastructure expenditures also increased significantly in 2000 and 2001, as we expanded our facilities domestically and internationally and enhanced our information systems. Looking forward we will focus on continued investment in developing our technology and building our direct sales force.

In August 2000, we completed an initial public offering of 5,750,000 shares of our common stock, resulting in proceeds of approximately $46.5 million, net of offering costs.

Results of Operations

Three and nine months ended March 31, 2001 and 2000.

Revenues

Total revenues were $11.3 million for the three months ended March 31, 2001, as compared to revenues of $3.5 million for the comparable 2000 period. Total revenues increased to $27.5 million for the nine months ended March 31, 2001 from $5.6 million for the same period in 2000. The increase in revenues reflects the growth of sales of our software and services subsequent to the first commercial sale of ServiceSphere during the quarter ended March 31, 1999.

Solutions revenue principally consists of software licenses and implementation services while Subscriptions revenue is principally composed of applications and maintenance subscriptions. For the three months ended March 31, 2001, Solutions revenues and Subscriptions revenues were $8.8 million, or 79% of total revenues, and $2.4 million, or 21% of total revenues, respectively. For the three months ended March 31, 2000, Solutions revenues and Subscriptions revenues were $2.3 million, or 66% of total revenues, and $1.2 million, or 34% of total revenues, respectively. For the nine months ended March 31, 2001, Solutions and Subscriptions revenues were $20.3 million, or 74% of total revenues, and $7.1 million, or 26% of total revenues, respectively. For the nine months ended March 31, 2000, Solutions and Subscriptions revenues were $3.7 million, or 67% of total revenues, and $1.8 million, or 33% of total revenues, respectively.

Cost of Revenues

Our cost of revenues includes the costs directly associated with our Solutions and Subscriptions revenues. The cost of our Solutions revenues consists principally of payroll-related costs for employees and consultants involved in providing services for implementation, training and consulting. The cost of our Solutions revenues also includes royalties due to third-parties for integrated technology, printing costs of product documentation, duplication costs for software media and shipping costs. The cost of our Subscriptions revenues consists primarily of the payroll-related costs for employees involved in providing support services to customers under maintenance contracts as well as payroll costs for employees and consultants involved in providing services for implementation, training and consulting for ASP customers. Cost of Subscriptions also includes hosting fees required to service our ASP customers.

Total cost of revenues was $4.6 million for the three months ended March 31, 2001 compared to $1.5 million for the three months ended March 31, 2000. Cost of Solutions revenues was $3.3 million and the cost of Subscriptions revenues was $1.2 million for the three months ended March 31, 2001. Cost of Solutions revenues was $989,000 and the cost of Subscriptions revenues was $535,000 for the quarter ended March 31, 2000. For the nine months ended March 31, 2001, total cost of revenues was $13.1 million compared to $2.9 million for the nine months ended March 31, 2000. Cost of Solutions revenues was $9.5 million and the cost of Subscriptions revenues was $3.6 million for the nine months ended March 31, 2001. Cost of Solutions revenues was $1.6 million and the cost of Subscriptions revenues was $1.3 million for the nine months ended March 31, 2000.

The increase in cost of Solutions revenues was primarily attributable to increased costs associated with employees and third-party consultants involved in providing implementation, training and consulting services to our expanded customer base. The number of employees in our services organization has increased to 121 as of March 31, 2001 from 56 at March 31, 2000. The increase in total cost of Subscriptions revenues was primarily due to increased payroll costs for employees and third-party consultants involved in providing support services to customers under maintenance and application subscription contracts. We are seeking to reduce our cost of solutions revenues and are also seeking to engage third-parties to provide a substantial portion of services related to our applications.

For the nine months ended March 31, 2001, gross margins improved to 52% from 48% in the prior year. The improvement in gross margins was attributable to an increase in total revenues and the increase in the number of time and material consulting engagements as opposed to lower margin fixed fee arrangements.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of advertising, public relations, website development, trade shows, seminars, promotional materials and other sales and marketing programs. Additionally, sales and marketing expenses include costs of service personnel that have not been treated as part of cost of revenues. Sales and marketing expenses increased to $10.4 million for the quarter ended March 31, 2001, from $7.4 million for the quarter ended March 31, 2000. Sales and marketing expenses for the nine months ended March 31, 2001 increased to $32.5 million from $12.1 million for the same period in the prior year. The increase in sales and marketing expenses resulted primarily from building our domestic and international direct sales force, investing in our sales and marketing infrastructure and increasing our marketing initiatives. The number of employees in our sales and marketing organization increased to 97 as of March 31, 2001 from 46 at March 31, 2000. As a result of a recent restructuring completed in April 2001, which included a significant workforce reduction, we expect that the level of sales and marketing expenses will decline, giving effect to any one-off charges related to such restructuring charges.

Research and Development. Research and development expenses consist primarily of personnel and related costs associated with our product development efforts, including fees paid to third-parties for consulting services. Research and development expenses increased to $7.0 million for the three months ended March 31, 2001, from $2.7 million for three months ended March 31, 2000. Research and development expenses for the nine months ended March 31, 2001 and 2000, were $14.8 million and $6.2 million, respectively. The increase in research and development expenses related primarily to an increase in research and development personnel to 106 at March 31, 2001 from 63 at March 31, 2000. Fees paid to third-party consultants increased in 2001 as specialized technical experts were utilized to accelerate the delivery of some of our development initiatives. We believe that an essential part of our future success is the investment we make in our research and development organization. We expect that the absolute dollar amount of research and development expenses will not increase in the next few quarters.

General and Administrative. General and administrative expenses consist primarily of employee salaries and expenses related to executive, finance and administrative personnel, bad debt expense, and professional service fees. General and administrative expenses increased to $3.1 million for the three months ended March 31, 2001, from $1.6 million for the three months ended March 31, 2000. For the nine months ended March 31, 2001, general and administrative expenses were $8.3 million compared to $3.3 million for the comparable prior year period. The increase in general and administrative expenses resulted primarily from the addition of executive, finance and administrative personnel to support the growth of our business. Legal fees related to our litigation with PeopleSoft, which was settled in March 2001, further contributed to an increase in General and Administrative expenses in fiscal 2001. The number of executive, finance and administrative employees increased to 41 at March 31, 2001 from 33 at March 31, 2000. We expect that general and administrative expenses relating to personnel will not increase in the next few quarters.

Stock-Based Charges. Stock-based charges consist of amortization of deferred compensation in connection with stock option grants and sales of restricted stock to our employees at exercise or sales prices below the deemed accounting fair market value of our common stock. We recorded stock-based charges of $3.9 million and $20.5 million for the three and nine months ended March 31, 2001, respectively, and $7.2 million and $11.0 million for the three and nine months ended March 31, 2000, respectively. Stock-based charges, if allocated across our functional areas, would affect the following items in the condensed consolidated statements of operations (in thousands):


                                                Three months ended                Nine months ended
                                                    March 31,                         March 31,
                                          ------------------------------    ------------------------------
                                                2001             2000             2001             2000
                                          -------------    -------------    -------------    -------------
                                                                      (unaudited)
Cost of revenues:
    Solutions....................               $   394          $   578         $  1,760         $    715

Operating expenses:
    Sales and marketing..........                   578            2,089            5,480            2,867
    Research and development.....                   671            1,365            3,626            1,884
    General and administrative...                 2,220            3,141            9,639            5,579
                                          -------------    -------------    -------------    -------------
       Totals....................               $ 3,863          $ 7,173         $ 20,505         $ 11,045
                                          =============    =============    =============    =============

In connection with the termination of two employees, in February 2001, the Company modified the remaining vesting provisions of the stock option awards for a total of 177,084 shares with a weighted average exercise price of $1.03. As a result of the award modification and change to non-employee status, the value of these awards was determined using the Black-Scholes option pricing model and are subject to revision each financial reporting period until the shares are vested. The related adjustment reduced additional paid-in capital, unearned stock-based compensation and stock-based charges by $1.7 million, $659,000 and $1.1 million, respectively. The stock option awards will continue to vest during the consulting periods ranging from six to twelve months from date of separation. As a result, the charge may be subject to substantial increase or decrease based on future changes in the market price of the Company's common stock.

In-process Technology Write-off. In conjunction with the March 31, 2000, acquisition of InfoWide, Inc., the Company acquired $3.1 million of in-process technology which was immediately expensed because technological feasibility had not been established and no future alternative uses of the technology existed.

Amortization of Goodwill and Other Intangible Assets. In connection with the acquisition of InfoWide, Inc. on March 31, 2000, we recorded $32.6 million in goodwill, purchased technology and other intangible assets including in-process technology of $3.1 million. During the three and nine months ended March, 2001, we expensed $2.7 million and $8.0 million, respectively, associated with the amortization of these and other intangible assets which are being amortized over periods not exceeding thirty-six months. During the fourth quarter of fiscal 2001, the Company anticipates material restructuring charges related to a labor force reduction and a write-off of intangible assets associated with this reduction along with the associated business restructuring.

Other Income, net. The increase in other income, net for the three and nine months ended March 31, 2001, as compared to the same periods in the previous year, is primarily attributable to interest income derived from increased cash balances resulting from the completion of our Series I Preferred Stock issuances in June and July 2000 and our initial public offering in August 2000.

Liquidity And Capital Resources

Net cash used in operations for the nine months ended March 31, 2001 was $40.4 million compared to net cash used by operations of $15.2 million for the comparable period of the prior year. Net cash used by operating activities, after adjustment for non-cash items, for the nine months ended March 31, 2001 resulted primarily from net losses during the period.

Net cash used in investing activities for the nine months ended March 31, 2001 was $14.3 million compared to net cash used by investing activities of $5.7 million for the same period in 2000. Cash used by investing activities in the nine months ended March 31, 2001 resulted primarily from the purchase of short-term investments of $22.0 million and the purchase of property and equipment of $8.1 million partially offset by proceeds from the sale/maturity of short-term investments of $14.5 million. Additions to property and equipment were primarily related to a move of our corporate offices to a new facility in July 2000.

Net cash provided from financing activities for the nine months ended March 31, 2001 was $62.0 million compared to $30.7 million in the same prior year period. Current year activity was primarily attributable to proceeds from the issuance of common stock in our initial public offering completed in August 2000, and to a lesser extent from issuance of preferred shares under our Series I funding round in July 2000.

At March 31, 2001, we had cash, cash equivalents and investments of $33.0 million. Included in this balance is a short-term investment of $1.5 million, which is net of a $0.5 million unrealized loss. This loss was recorded in other comprehensive loss and was associated with commercial paper issued by Pacific Gas & Electric which matured on January 18, 2001 and was in default at March 31, 2001. On April 30, 2001 the Company recovered the full $2.0 million value of this investment.

In January 2001, we entered into a credit arrangement providing a line of credit of $7.5 million and a $7.5 million term loan credit facility. As of March 31, 2001 we had utilized $4.8 million of the term loan credit facility to finance certain capital expenditures. The credit facility also includes a $5.0 million sublimit to secure commercial and/or standby letters of credit of which $2.9 million has been utilized to support letters of credit issued to the landlord of the Company's Emeryville facility. Any advances on the revolving line of credit mature one year from the loan documents with interest due monthly. Advances on the term loan facility are due twenty-eight months from the advance with interest-only payments for the first four months and then equal payments of interest and principal amortized over the remaining twenty-four months. We believe that our current cash and investment balances, cash flow from operations and accessibility of funds from our credit arrangements will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We may utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

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

We have incurred net losses and losses from operations since our inception in 1995, and we may not be able to achieve profitability in the future. As of March 31, 2001, we had an accumulated deficit of approximately $177.9 million. Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we expect to experience continued losses and negative cash flows from operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our future operating results may not follow past trends due to many factors, and any of these could cause our stock price to fall.

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of future performance. Although our operating results have generally improved from quarter to quarter in the recent past, our future operating results may not follow past trends. It is likely that in some future quarters our operating results may be below the expectations of public market analysts and investors due to factors beyond our control and, as a result, the price of our common stock may fall.

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

          . unforeseen reductions or reallocations of our customers' information technology infrastructure budgets; and

          . any delays or unforeseen costs incurred in integrating technologies and businesses we may acquire.

We plan to aggressively and prudently manage our operating expenses with a focus on our research and development organization and our direct sales group. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations in any quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter would be lower than expected and our stock price may fall.

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

We must diversify our customer base in order to enhance our revenue and meet our growth targets.

We have historically derived a substantial percentage of our revenues from sales of our products and services to firms that provide technology-oriented consulting, design and integration services, including a number of firms specializing in Website design and e-commerce application development. Growth among these "e-business" consultancies has recently slowed dramatically, and many such firms have ceased operations or have encountered substantial difficulties in raising capital to fund their operations. In anticipation of these developments, we commenced a program to aggressively diversify our client base, targeting both established consulting services companies and in-house service departments of large corporations. While we have recorded a number of significant customer wins in these areas, we may in the future encounter significant challenges in further expanding our customer base. More established corporations are often more reluctant to implement innovative enterprise technologies such as ours, in part because they often have made substantial investments in legacy applications and information systems. We may also encounter extended sales cycles with such prospective customers, and slower rates of adoption of our solutions within their organizations. All of these factors may adversely affect our ability to sustain our revenue growth and attain profitable operations.

Financial difficulties of some of our customers may adversely affect our operating results.

As discussed above, a substantial portion of our early customers were e-business consultancies focusing on Web development and e-commerce integration. As public valuations for many such businesses have declined substantially in recent months, some of our customers may encounter difficulties in securing additional financing to meet their obligations, or may seek to limit expenditures to conserve their cash resources. As a result, we may encounter difficulties in securing payment of certain customer obligations when due, and may be compelled to increase our bad debt reserves. Any difficulties encountered in collections from customers would also adversely affect our cash flow, and would adversely impact our operating results.

If the market for process automation solutions for professional services organizations and other strategic workforces does not continue to grow, the growth of our business will not be sustainable.

The future growth and success of our business is contingent on growing acceptance of, and demand for, business process automation solutions for professional services organizations and other strategic workforces. Substantially all of our historical revenues have been attributable to the sale of automation solutions for professional services organizations. This is a relatively new enterprise application solution category, and it is uncertain whether major services organizations will choose to adopt process automation systems. While we have devoted significant resources to promoting market awareness of our products and the problems our products address, we do not know whether these efforts will be sufficient to support significant growth in the market for process automation products. Accordingly, the market for our products may not continue to grow or, even if the market does grow in the immediate term, that growth may not be sustainable.

Reductions in capital spending by corporations could reduce demand for our products.

Historically, corporations and other organizations have tended to reduce or defer major capital expenditures in response to slower economic growth or recession. Market analysts have observed a significant reduction in the growth of corporate spending on information technology projects in response to the current economic slowdown. To the extent that current economic uncertainty persists, some of the prospective customers in our current sales pipeline could choose to postpone or reduce orders for our products, or may delay implementing our solutions within their organizations. In addition, existing customers seeking to reduce capital expenditures may cancel or postpone plans to expand use of our products in additional operating divisions, or may defer plans to purchase additional modules of our solutions. Any of the foregoing would have an adverse impact on our revenues and our operating results, particularly if the current period of volatility in the stock market and the general economy is prolonged.

If we fail to expand our relationships with third-party resellers and integrators, our ability to grow revenues could be harmed.

In order to grow our business, we must establish, maintain and strengthen relationships with third-parties, such as information technology ("IT") consultants and systems integrators as implementation partners, and hardware and software vendors as marketing partners. If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, these parties may offer products of other companies, including products that compete with our products. Our contracts with third-parties may not require these parties to devote resources to promoting, selling and supporting our solutions. Therefore, we may have little control over these third-parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships, or that, even if we are able to develop such relationships, these parties will perform adequately.

We may not be able to reduce our operating expenditures as aggressively as planned, which may delay our ability to attain profitability.

In response to the current uncertain economic environment and volatility in the public equity markets, we recently implemented significant measures designed to reduce our operating expenses and enhance our ability to attain operating profitability. For example, from January 1, 2001 through April 30, 2001, we reduced our employee headcount in excess of 100 persons, with reductions in virtually all areas of operations. We expect that our workforce reductions and other expense containment measures will enhance our operating results in future periods. However, in order to achieve operating profitability, we will need to achieve significant additional cost savings in future quarters, without adversely affecting our revenue growth. Numerous factors could impede our ability to further reduce our operating expenses. For instance, we currently expect to achieve significant expense reductions by limiting the headcount of services organization; however, we may not be able to achieve the desired savings if we cannot engage and qualify third-party integration and support partners as rapidly as we hope. In addition, if our revenue growth fails to meet our current expectations, we would be forced to seek expense reductions in excess of our current plans, which may not be achievable. Any of these developments could impede our ability to achieve profitable operations in accordance with current expectations.

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

Many of our communications and hosting systems do not have backup systems capable of mitigating the effect of service disruptions. Our success in attracting and retaining customers for our ServiceSphere application service provider ("ASP") offering and convincing them to increase their reliance on this solution depends on our ability to offer customers reliable, secure and continuous service. This requires that we provide continuous and error-free access to our systems and network infrastructure. We rely on third-parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host applications for customers who purchase our solutions on an ASP basis. We also rely on third-party communications services providers for the high-speed connections that link our Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

In addition, California has recently been experiencing electric power supply shortages that has resulted in intermittent loss of power in the form of rolling blackouts. While neither we nor our third-party Internet service providers or communications services providers have experienced any power failures to date that have prevented us from continuing our operations, the recurrence of blackouts may affect our ability to operate our business.

Our markets are highly competitive and competition could harm our ability to sell products and services and reduce our market share.

Competition could seriously harm our ability to sell additional software solutions and subscriptions on prices and terms favorable to us. The markets for our products are intensely competitive and subject to rapidly changing technology. We currently compete against providers of automation solutions for professional services organizations, such as Changepoint and Niku. In addition, we may, in the future, face competition from providers of enterprise application software or electronic marketplaces. Companies in each of these areas may expand their technologies or acquire companies to support greater professional services automation functionality and capabilities. In addition, "in-house" information technology departments of potential customers have developed or may develop systems that substitute for some of the functionality of our product line.

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

Historically, we have received a significant portion of our revenues from a small number of customers. For the nine months ended March 31, 2001, no single customer accounted for more than 10% of revenue. For the quarter ended March 31, 2001, two customers represented more than 33% of our total revenues. One of these customers is anticipated to represent more than 10% of our total revenues for the next quarter. Our future operating results may be harmed if we are not able to complete one or more substantial product sales in any future period or attract new customers, or if a significant number of customers terminate their relationship with us.

We depend on the continued services of our executive officers, and the loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

If we are unable to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support, our ability to grow our business could be affected. Competition for qualified personnel in high technology is intense, particularly in the San Francisco Bay Area where our principal office is located. The loss of the services of our key engineering, sales, service or marketing personnel would harm our operations. For instance, loss of sales and customer service representatives could harm our relationship with the customers they serve, loss of engineers and development personnel could impede the development of product releases and enhancements and decrease our competitiveness, and departure of senior management personnel could result in a loss of confidence in our company by customers, suppliers and partners. None of our key personnel is bound by an employment agreement, and we do not maintain key-person insurance on any of our employees. Because we, like many other technology companies, rely on stock options as a component of our employee compensation, if the market price of our common stock decreases or increases substantially, some current or potential employees may perceive our equity incentives as less attractive. In that case, our ability to attract and retain employees may be adversely affected.

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

Our software operates only on a computer server running both the Microsoft Windows NT or Sun Solaris operating system and database software from Microsoft or Oracle. In order to increase the flexibility of our solution and expand our client base, we must be able to successfully adapt it to work with other applications and operating systems. For example, we are in the early stages of customer deployment on the Sun Solaris operating system. Because this development effort is not complete, we cannot be certain that we will avoid significant technical difficulties which could delay or prevent completion of the development effort.

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

Sales to customers in the IT services consulting industry accounted for a substantial portion of our revenues in fiscal 2000 and 2001. Given the high degree of competition and the rapidly changing environment in this industry, there is no assurance that we will be able to continue sales in this industry at current levels. Many of our customers and potential customers in the IT services consultancy industry have witnessed drastic declines in their stock prices, which could limit our current customers from purchasing additional licenses of our software, and could prevent potential customers from making the kinds of infrastructure investments that would allow them to purchase our software in the first place. In addition, we intend to market our products to professional services organizations in other industries. Customers in these new industries are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address the needs of these customers, we may experience decreased sales in future periods.

If we lose key licenses, we may be required to develop or license alternatives which may cause delays or reductions in sales or shipments.

We rely on software that we have licensed from third-parties, including Poet Software, Inprise/Borland, ProSight, Actuate, Autonomy, & Allaire to perform key functions of our Evolve ServiceSphere ePlatform, and we rely on these and other third-parties to support their products for our development and customer support efforts. These companies could terminate our licenses if we breach our agreements with them, or they could discontinue support of the products we license from them. This could result in delays or reductions of sales or shipments of our ePlatform until alternative software can be developed or licensed.

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

We have grown significantly since our inception and will continue to manage our growth effectively with a focus in our research and development organization and our direct sales groups. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. Evolve has increased its number of employees from 198 at March 31, 2000 to 365 as of March 31, 2001. In order to manage growth effectively, we must:

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

Despite our efforts to protect confidential and proprietary information of our customers stored on our ServiceSphere ASP solution via virtual private networks and other security devices, there is a risk that this information will be disclosed to unintended third-party recipients. To the extent our ability to implement secure private networks, on our ServiceSphere ASP service, is impaired by technical problems, or by improper or incomplete procedural diligence by either ourselves or our customers, sensitive information could be exposed to inappropriate third-parties such as competitors of our customers, which may in turn expose us to liability and detrimentally impact our customers' confidence in our ASP service.

Resistance to online use of personal information regarding employees and consultants may hinder the effectiveness of and reduce demand for our products and services.

Companies store information on our ASP offering and on online networks created by our customers, which may include personal information of their employees, including employee backgrounds, skills, and other details. These employees may object to online compilation, transmission and storage of such information, or, despite our efforts to keep such personal information secure, this information may be delivered unintentionally to inappropriate third-parties such as recruiters. Enterprise applications like ServiceSphere have always run on secure company intranets. The information contained in ServiceSphere databases will be exposed to the unpredictable security of the Internet, which may create unforeseen liabilities for us. ServiceSphere is currently targeted primarily to the North American market, but to the extent that European companies and customers will have access to it (given the global nature of the Internet), and to the extent that our services are utilized by Europeans, legal action grounded in European privacy laws could prevent our ASP service from succeeding in the European market.

Potential imposition of governmental regulation or taxation on electronic commerce could limit our growth.

The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our solutions, increase our cost of doing business or otherwise have a material adverse impact on our business. Few laws or regulations currently directly apply to access commerce on the Internet. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding Internet user privacy, taxation, pricing, quality of products and services and intellectual property ownership. How existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret and defamation is uncertain. The recent growth of Internet commerce has been attributed by some to the lack of sales and value-added taxes on interstate sales of goods and services over the Internet. Numerous state and local authorities have expressed a desire to impose such taxes on sales to businesses in their jurisdictions. The Internet Tax Freedom Act of 1998 prevents imposition of such taxes through October 2001. If the federal moratorium on state and local taxes on Internet sales is not renewed, or if it is terminated before its expiration, sales of goods and services over the Internet could be subject to multiple overlapping tax schemes, which could substantially hinder the growth of Internet-based commerce.

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

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market. As of May 8, 2001, we had 38,498,702 shares of common stock outstanding. Of these shares, 28,693,496 are freely tradable in the public market, either without restriction or subject in some cases only to S-8/S-3 prospectus delivery requirements and, in some cases, only to either manner of sale, volume, and notice requirements of Rule 144 under the Securities Act of 1933, as amended. The majority of these shares had been subject to lock-up agreements that expired on February 5, 2001. Of the remaining 9,805,206 shares, eligibility for resale will be as follows:

     . A total of 4,805,206 shares will become eligible for sale, subject only to the manner of sale requirements of Rule 144, as our right to repurchase these shares lapses over time with the continued employment by Evolve of these stockholders.

     . On June 28, 2001, and July 13, 2001, respectively, aggregate amounts of 3,007,775 shares and 1,992,225 shares, acquired through the conversion of preferred stock, will become eligible for sale, subject only to these same Rule 144 requirements.

As of May 1, 2001, we also have 3,862,605 shares subject to outstanding options under our stock option plans (plus 224,167 options and warrants issued outside of any plan), and 2,103,212 shares are available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and the 2,000,000 shares of common stock reserved for issuance under our 2000 Employee Stock Purchase Plan. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as they are purchased.

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

Foreign Currency Exchange Rate Risk

To date, all our product sales have been made in North America and to a smaller extent, Europe. To the extent that our international operations become meaningful, our financial results could be affected by a variety of factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. The strengthening of the U.S. dollar could make our products less competitive in foreign markets given that sales are currently made in U.S. dollars.

Interest Rate Risk

At March 31, 2001, we had cash, cash equivalents and investments of $33.0 million. Included in this balance is a short-term investment of $1.5 million, which is net of a $0.5 million unrealized loss. This loss was recorded in other comprehensive loss and was associated with commercial paper issued by Pacific Gas & Electric which matured on January 18, 2001 and was in default at March 31, 2001. On April 30, 2001 the Company recovered the full $2.0 million value of this investment. Declines in interest rates over time would reduce our interest income. Interest rate fluctuations would also affect interest paid on our line of credit and term loan credit facility.

Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations. Due to the nature of our investments, excluding the since-recovered $2.0 million in commercial paper issued by Pacific Gas & Electric, we have concluded that there is no material market risk exposure at March 31, 2001. Therefore, no quantitative tabular disclosures are presented.

The basic objectives of our investment program are to ensure:

     .    safety and preservation of capital;

     .    sufficient liquidity to meet cash flow requirements;

     .    attainment of a consistent market rate of return on invested funds;
          and

     .    avoiding inappropriate concentrations of investments.

Equity Risk

We do not own any marketable equity securities. Therefore, we are not subject to any direct equity price risk.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising from our ordinary course of business. As previously reported in our Forms 10-Q for the quarters ended December 31, 2000 and September 30, 2000, in January 2000, PeopleSoft, Inc. filed an action in the California Superior

Court, Alameda County, alleging claims arising out of our employment of former employees of PeopleSoft, and seeking preliminary and permanent injunctions to preclude additional hiring of PeopleSoft employees. PeopleSoft's claims included our inducing breach of contract of their employees and unfair competition. Evolve filed a counter complaint against PeopleSoft in California Superior Court, Alameda County, in April, 2000. In March 2001, Peoplesoft and the Company executed a Confidential Settlement Agreement and Mutual General Release in which both parties, in their desire to avoid further expense associated with maintaining and/or defending the claims and defenses in the forgoing actions, agreed to fully and finally settle both claims as well as any future claims which could be asserted without making any admissions or concessions to the other party regarding the merits of the claims or defenses. The terms of the settlement were confidential, but did not have a material financial impact on the Company.

In February 2001, one of the Company's early customers, filed an action in the United States District Court alleging claims that certain software and services purchased from the Company did not satisfy certain contractual obligations. The lawsuit further alleges that the Company engaged in unfair or deceptive practices in violation of state law and is seeking treble damages. The Company believes the claims are without merit and plans to vigorously defend the case.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

None.

(b) Reports on Form 8-K

No reports were filed on Form 8-K or Form 8-K/A during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EVOLVE SOFTWARE, INC.



Date: May 08, 2001              By:   /s/ JOHN P. BANTLEMAN
                                    -----------------------------------------
                                          John P. Bantleman
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date:  May 08, 2001             By:   /s/ DOUGLAS S. SINCLAIR
                                    -----------------------------------------
                                          Douglas S. Sinclair
                                          Chief Financial Officer,
                                          Corporate Secretary and Treasurer
                                          (Principal Financial Officer)