Form 10-K
period 2001-06-30
EVOLVE SOFTWARE INC
filed 2001-09-28
CIK 1097002

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
                        COMMISSION FILE NUMBER: 000-31155

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

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

                             ----------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ _ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ _ ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 11, 2001, was approximately $14,263,512 based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of common stock held by each officer and director and by each person who owns more than 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares outstanding of the registrant's common stock as of September 11, 2001, was 40,166,616.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant's 2001 Annual Meeting of Stockholders to be held on November 15, 2001 are incorporated by reference in
Part  III  of  this  Annual  Report  on  Form  10-K.
================================================================================


                                       EVOLVE SOFTWARE, INC.

                                             FORM 10-K
                              FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                         TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                                           PART I
Item 1.   Business                                                                      1
Item 2.   Properties                                                                   19
Item 3.   Legal Proceedings                                                            19
Item 4.   Submission of Matters to a Vote of Security Holders                          19

                                          PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters        20
Item 6.   Selected Consolidated Financial Data                                         20
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of   21
          Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                   30
Item 8.   Financial Statements and Supplementary Data                                  31
Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial
          Disclosure                                                                   31

                                           PART III
Item 10.  Directors and Executive Officers of the Registrant                           31
Item 11.  Executive Compensation                                                       31
Item 12.  Security Ownership of Certain Beneficial Owners and Management               31
Item 13.  Certain Relationships and Related Transactions                               32

                                           PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K              32
Signatures                                                                             34
Financial Statements                                                                  F-1


This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. A word such as "expects," "anticipates," "intends," "believes" or similar language identifies forward-looking statements. These forward-looking statements include, among other things, statements about our anticipated growth strategies, the trends we see in our business and the markets in which we operate, the features and functionality of our products, our expectations for our future performance and the market acceptance of our products, and the status of evolving technologies and software architectures and their growth potential. Forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled "Item 1. Business - Factors That May Affect Future Results." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statements to reflect events or circumstances after the date of this report.

                                     PART I

ITEM  1.     BUSINESS

OVERVIEW

We are a leading provider of integrated Internet-based strategic workforce optimization software for automating people-driven service organizations like professional services firms and corporate information technology ("IT") groups. Our Evolve 4 software suite integrates and streamlines the core processes that are critical to services-oriented organizations which center around managing project portfolios, project opportunities, professional resources (including contract workers) and service delivery. Our solution combines the efficiency gains of automating core business processes with the benefits of online inter-company collaboration, creating a Strategic Workforce Optimization
Platform  for  a  variety  of  project-driven  services  organizations.

We have licensed our solution to over 100 customers who have collectively purchased it to manage over 82,000 professionals. Our customers include professional services firms such as EDS and Icon Media Lab, high tech services organizations at companies such as Sun Microsystems, Novell and Autodesk and Corporate IT organizations in companies such as CFSBdirect and Fleet Financial.

INDUSTRY  BACKGROUND

Organizations have invested in enterprise software applications to automate back-office business processes such as benefits management, payroll administration and general ledger accounting. However, they have found that traditional enterprise applications are difficult to adapt to their specific requirements for managing and optimizing strategic workforces, and cannot capture the unique and changing characteristics of the professionals that are an organization's core resource. Traditional applications can manage and execute simple purchase and sale transactions, but cannot support the inherently collaborative nature of project definition and delivery. Moreover, traditional applications have not been designed to address the complex and distributed processes that connect managers, employees and contractors within today's project-driven services organizations.

As a result, these basic processes generally continue to be performed manually, with spreadsheets, phones and email being the principal tools used. Some organizations have attempted to internally develop systems to manage the complexities of their operations. While providing modest efficiency gains, these nonintegrated, function-specific systems have often failed to meet the challenges of large and growing organizations with diverse, dynamic, and distributed business process needs. These systems are often cumbersome and inflexible and are only capable of managing isolated processes. The lack of effective process automation solutions often results in misallocated resources, high overhead costs, missed revenue opportunities and dissatisfaction among clients, partners and employees.

A new breed of end-to-end Internet-based business solutions has emerged, combining the efficiency gains of business process automation solutions with the capabilities of online collaborative networks. Because they integrate disparate and disconnected processes both within and between businesses, these solutions attempt to address the challenges of industries with highly customized product and service requirements, complex business processes, collaborative design, production and fulfillment workflows, and significant dependence on information exchange.

Strategic Workforce Optimization ("SWO") platforms are the next wave of critical corporate applications that focus on a key corporate asset: the workforce. While Professional Services Automation ("PSA") solutions, which Evolve pioneered, provide tools to help professional services firms better manage their resources to increase utilization, utilization is just one component of resource-value realization, i.e., the impact resources have on profitability and competitiveness. Evolve continues to provide PSA functionality to address the resource staffing and utilization challenges faced by services firms, however, Evolve delivers a broader, more comprehensive SWO platform that can be applied to a range of markets where the workforce is a key component of value creation and the work is inherently project-oriented.

Evolve currently targets three market opportunities directly: Global Services Companies, Services divisions of technology companies and Corporate IT organizations in Global 2000 companies. These three market opportunities can be further divided into vertical markets, including information technology, management consulting, advertising, media, public relations, architecture, construction, engineering, financial services, law, tax, audit, and health care.

We believe that businesses where people are the key creators of strategic value are under increasing competitive and operational pressure due to the following trends:

     -    growing  complexity  of  professional  service  projects;
     -    increasingly  sophisticated,  more  demanding  services  acquirers;
     -    an  increasingly competitive market for skilled service professionals;
     - a growing need to reduce staff without affecting key business initiatives;
     -    increased  acceptance  of  project  outsourcing;  and
     -    economic  globalization.

We believe that project-driven services organizations are unique in a number of ways. Unlike product-oriented industries producing homogeneous products using standard components and processes, project-driven services organizations create information-based deliverables using human resources ("strategic workers") with unique knowledge, skills, abilities and availability. These project-based services organizations require extensive collaboration between services providers and clients in the definition of project needs and in the sourcing, delivery and acceptance of services and deliverables. Perhaps most importantly, project-driven services organizations are increasingly "virtual" organizations, delivering services through a complex, dynamic network of resources and providers.

We believe that the unique nature of project-driven services organizations has created an opportunity for a solution specifically designed to optimize the strategic workforce. By automating and connecting the business processes of project-driven services organizations and their customers, integrated SWO platforms can enable these organizations to better prioritize their needs, thereby ensuring that human resources are allocated to the most strategic work and the highest ROI projects.

The professional services market is especially suited for SWO solutions because consulting firms and professional services organizations within companies share many identical core business processes for managing service opportunities, resources and delivery. As Corporate IT is looking to transition to a more services-oriented model, they too need to focus on value realization to succeed. Both Corporate IT and consulting firms are challenged by the need to balance project demand against resource availability, to manage internal and external services resources, and to accurately assess the financial impact of projects. The similarity in the processes of both internal and external project-driven services providers creates a significant opportunity for an integrated SWO solution to automate the entire value chain and successfully meet the needs of all market participants.

We believe that an effective SWO platform for project-driven services organizations must provide:

     - an architecture that is designed to capture the inherently virtual, collaborative, project-oriented and people-centric characteristics of the project-driven services organizations;
     -    a  set  of  application  modules  integrating core business processes;
     -    an  ability  to  rapidly  deploy  the  solution across the enterprise;
     -    an  integration  with  existing  back-office  information  systems;
     - an ability for a highly distributed and mobile workforce to access the platform locally or remotely through multiple Internet access devices;
     - online inter-company collaboration capabilities that facilitate efficient interaction across the organization;
     - an ability to deploy in either self-hosted or remotely hosted application service provider (ASP) models; and
     - a scalable solution that can be distributed globally across the enterprise.


THE  EVOLVE  SOLUTION
We are a leading provider of integrated Internet-based SWO platforms for automating project-driven services organizations like professional services and corporate IT. Our solution, Evolve 4, integrates and streamlines the core processes that are critical to project-based services organizations: managing project opportunities, strategic workers and service delivery. By integrating these processes, Evolve 4 provides enhanced visibility of business performance throughout the enterprise, allowing businesses to more effectively identify and pursue revenue opportunities, prioritize their internal and external projects, increase their operational efficiency and improve the productivity of their professionals. We enable organizations to integrate the internal business processes of service providers, partners and acquirers in an efficient, collaborative environment.

We believe our Evolve 4 SWO platform provides the following benefits to project-driven services organizations seeking to optimize their strategic workforce:

Increased Operational Efficiency. Evolve 4 is designed to allow our customers to achieve significant cost savings and productivity enhancements by offering the ability to view and manage all of the core processes involved in providing services across an entire organization. Our solution is accessible to professionals and managers throughout a project-driven services organization, allowing them to communicate and collaborate throughout a project. Using our solution, services providers can rapidly match service professionals with projects to balance supply and demand for personnel resources within the extended enterprise. Services providers can also quickly identify low utilization personnel and lower priority projects to intelligently downsize the organization. Our Evolve 4 technology also automates and improves workflow processes and monitors key project parameters, allowing business managers to analyze and improve performance throughout the enterprise.

Real-time Communication and Collaboration Across the Virtual Organization. Our solution allows for the real-time, collaborative sale, management, and delivery of services through a dynamic and complex network of resources and providers. By connecting not only service professionals within an organization but also to external services providers, we allow our customers to employ the Internet to communicate in real-time about changes in project requirements and timing, resource characteristics, availability and actual time and expense.

Improved Retention of Service Professionals. By enabling professionals to access and revise their skill profiles, staffing preferences and assignment schedules in real time, Evolve 4 helps close the gap between professional development and project staffing needs, improving service professionals' levels of satisfaction and retention. Improving retention of service professionals reduces recruitment and training expenses, protects key knowledge assets and can have a significant impact on operating results of services providers.

Stringently Qualifying Opportunities. We believe our SWO platform enables our customers to stringently qualify their project opportunities by prioritizing projects and enhancing the visibility of demand for services within a project, thereby allowing them to match their available resources to project opportunities. Our SWO platform provides tools that significantly reduce the complexity inherent in assessing and matching resource capabilities and available revenue opportunities on a global basis and across organizational boundaries. This helps companies focus on selecting the most valuable and strategic opportunities based on a limited and/or shrinking workforce.

Enhanced Client Satisfaction. Our solution improves client satisfaction by more effectively matching client needs with the most knowledgeable and experienced available resources for their project. In addition, Evolve 4 facilitates timely completion of projects by enabling project managers to collaborate with the service provider team and the client and make better decisions more quickly. We believe that collaborative management is essential to increasing client satisfaction and generating repeat business.

THE  EVOLVE  STRATEGY

Our objective is to become the leading SWO platform provider for automating the strategic worker in external and internal services organizations. We intend to achieve our goal by gaining broad market acceptance for our SWO platform and by enabling our customers to collaborate online with their services partners and customers. Key elements of our strategy include:

Extend Market Position Among IT Services Organizations and Leverage Leadership into Other Markets. Historically, we have targeted our solution primarily at professional services organizations specializing in IT consulting. We chose to initially target the IT services market because of its large size and because IT services professionals face particularly complex collaboration and transactional processes in selling, managing, and delivering their services. We are now using our growing portfolio of customer references to penetrate services organizations in the technology sector and Global 2000 Corporate IT organizations. Building on our experience and understanding of professional services organizations, we have taken their best practices and incorporated them into our SWO platform, which we believe will help us expand into other professional services sectors such as management consulting and advertising.

Capitalize on Technology Leadership and Expand Product Offerings. We have acquired substantial domain expertise in developing solutions addressing the core business process automation needs of the services organizations. We have implemented a technical architecture that meets the needs of services organizations for flexible solutions that can rapidly be configured to meet their individual requirements and can be expanded or "scaled" as their organizations grow. The Evolve 4 architecture is designed for rapid and cost-effective implementation and configuration without requiring modifications to the application's source code. We will continue to enhance our technology and expand our service offerings to meet the evolving needs of our customers and promote broad market adoption and increased usage of our SWO platform solution. We expect to devote significant resources to building, expanding and continuing to tightly integrate our SWO platform functionality, as well as enhancing integration with complementary systems.

Encourage Continued Adoption of Our SWO platform Through Expanded Acquisition, Deployment and Pricing Options. We make our platform accessible to a broad range of businesses by providing a range of acquisition and deployment options, all based on the same technology platform and using our value-based pricing model which charges customers based on the number of resources managed with our software.

Take Advantage of Our Installed Base to Increased Sales of Complementary Services and Increase Penetration of Customer Organizations. We intend to capitalize on the success of existing deployments to encourage adoption of Evolve 4 across additional workgroups and divisions within our customers' organizations. We also will continue to encourage customers to deploy additional software modules.

PRODUCTS  AND  SERVICES

Our SWO solution helps external and internal services organizations improve the effectiveness of their operations and connects them to their clients, partners and suppliers. Our products capture the inherently virtual, collaborative, project-oriented and people-centric characteristics of services organizations by employing the universal accessibility of the Internet, an intuitive interface, and applications functionality encapsulating our extensive domain expertise.
Our highly configurable rules engine allows the platform to be deployed by a wide variety of customers supporting different business practices with no source code changes. This enables us to address the different needs of a diverse base of customers ranging from small emerging service firms to large complex global services organizations across a variety of markets.

This graphic is entitled "Evolve Strategic Workforce Optimization." Description of graphic: The Strategic Workforce Optimization diagram consists of six boxes aligned around an X and Y axis. An X and Y axis are drawn and three boxes are placed along each axis with a box in the center where the X/Y axis meet. A circular line is then drawn around the outside, connecting five of the boxes. Starting left along the X axis is a box called PLAN. Next moving into the center is a box called ENGAGE. On the far right of the diagram is the final box of the X axis called DELIVER. Starting at the top of the Y axis, above the box in the center, is a box called SOURCE and the last box is below the center box, which is called ENABLE.

Evolve believes that an integrated solution is required to address the following needs:

     - Plan: Tackle new projects intelligently and align your operations with corporate goals
     - Source: Find the skilled workers you need, just in time, while reducing hiring costs
     - Engage: Deploy the right mix of people for each project and keep teams on track
     - Enable: Accelerate project delivery with online knowledge management and collaboration tools
     -    Deliver:  Stick  to  budgets  and  save

EVOLVE  4
Evolve 4, our flagship product suite, is an enterprise software application system that is deployed by project-driven services organizations on a distributed basis across their computer networks or accessed remotely on an application service provider (ASP) basis. Evolve 4 is a proven end-to-end solution that can expand to address the needs of rapidly growing organizations. Evolve 4 automates and integrates the key processes that are critical to the operational effectiveness of project-driven services organizations. Evolve also enables collaboration with outside organizations in the areas of project management, external sourcing of staff and invoicing. The Evolve 4 product suite consists of seven applications or "modules", which can be deployed individually, or can be used together to form a comprehensive SWO solution. These modules are:

Opportunity Manager: Evolve Opportunity Manager automates key front-end activities, from tracking new projects and business opportunities to budgeting, pricing, and capacity planning.

Resource Manager: Evolve Resource Manager is a full-visibility enterprise scheduling and workflow system that manages resource assignment, project staffing, and matching the right strategic worker with the right projects in minutes.

Time & Expense Manager: Evolve Time and Expense enables fast, accurate time and expense entry and tracking based on project assignments and enables customer billing or chargebacks to corporate business units.

Delivery Manager: Evolve Delivery Manager features powerful online tools to enable complete control over project budgets and financial performance. Delivery Manager connects seamlessly with Evolve Time & Expense Manager so project financial data displays without manual re-entry.

Contractor Manager: Evolve Contractor Manager, automates the business process and workflow for sourcing, reviewing, negotiating, paying and procuring contingent workers such as outside consultants, freelancers and contractors.

Portfolio Manager: Evolve Portfolio Manager provides a powerful, real-time executive dashboard for tracking project risk, value, and performance which helps align projects portfolios with corporate strategy.

Knowledge Collaboration: Evolve Knowledge Collaboration system provides convenient online workspaces and knowledge management tools to help project teams boost quality, accelerate project delivery, and fully leverage the organization's intellectual assets.

CUSTOMERS

Our current customers include eBusiness consultants, the services organizations of traditional software and hardware companies and the internal IT organizations within Global 2000 companies. The following are case studies of a sample of Evolve customers who have purchased our solution:

EDS

One of the largest technology services companies in the world, EDS provides strategy, implementation and hosting services for clients worldwide. The Texas-based company serves more than 9,000 businesses and government agencies in 55 countries. In January 2001, EDS selected Evolve to streamline global operations. With Evolve's solution now live with over 5,000 resources on 4 continents, EDS will decrease operational costs and increase utilization and employee satisfaction. EDS expects Evolve will help them achieve substantial cost savings in the first year resulting in a rapid return on investment.

ERICSSON

Ericsson has operations in 140 countries and can claim more customers than any other telecommunications supplier in the world. Four out of every 10 mobile calls are handled by Ericsson equipment. Ericsson chose to optimize their professional teams using Evolve's workforce optimization solution. Ericsson can see how its services professionals are deployed in real time, gain insight into the future demand for services and integrate employees into worldwide collaborative business processes.

INAUTIX  -  (CREDIT  SUISSE  FIRST  BOSTON  DIRECT-  CSFB)

iNautix is the Technology Group of the Leading Online Brokerage Firm, CSFBDirect that manages their Global Corporate IT operations. iNautix selected Evolve's Strategic Workforce Optimization (SWO) solution to manage 1,000 resources of its high-value, worldwide workforce. Evolve's solution will facilitate key process areas, optimize the global workforce and align corporate objectives. With Evolve 4, we believe that iNautix will gain agility, enhance the quality of its projects and client collaboration, and better manage its knowledge of the workforce while reducing costs. Evolve's application for optimizing the strategic workforce will allow the various stakeholders within CSFBdirect to achieve the corporate goals more effectively and painlessly.

RYDER  LOGISTICS  &  TRANSPORTATION  SYSTEMS  WORLDWIDE

Consistently ranked as one of the most admired companies in the transportation industry, Ryder System Inc. is a global leader in logistics and transportation management solutions. Evolve was Ryder's top choice for automating the Solution Design, Implementation and Operations unit. Evolve allows Ryder to better manage its professional resources and represents a major step towards achieving the operational efficiencies needed to run the value-generating processes at Ryder. With Evolve, executives gain real-time visibility into how each operation is performing, and get instant updates on sales, budgets, staff availability, and revenue projections. With global visibility and sophisticated performance-analysis tools from Evolve 4, Ryder can deploy people more efficiently, cut costs, and build profitable growth strategies.

TECHNOLOGY

At the core of our SWO solution is a highly adaptable, expandable (scalable), multi-tier, distributed, Internet-based architecture. Our SWO platform architecture provides a common foundation on which all Evolve products and services are built, including the various components of the Evolve 4 application suite. Our architecture includes the following components:

Evolve  4  Server
Some  of the key features of our Java-based Evolve 4 application server include:

     - the option of running multiple application servers to provide scalability for large sophisticated organizations;
     - patent-pending resource matching algorithms that reduce the time required to staff projects;
     - a flexible object-based design allowing rapid incorporation of new features and functionality;
     - java-based portability that provides flexibility to support multiple operating environments; and
     -    Presentation  Interface.

We have the flexibility to provide access to a broad set of users by employing different presentation interfaces:

     - Internet Browser - an ease-of-use interface that allows services organizations to manage and share information through a secure intranet or Internet connection; and
     - Handheld Devices - an interface for mobile access to time and expense entry through popular personal digital assistants such as Palm devices.

Our architecture is designed to allow us to quickly develop and introduce new presentation interfaces that leverage new and emerging access technologies.

sXML
Our SWO platform employs XML (eXtensible Mark-up Language), a common information exchange standard for electronic commerce. We are in the process of developing Services XML (sXML), an advanced version of the XML standard optimized for exchanging information on service opportunities, resources and delivery.

Analytics  Engine
We have the ability to report on key data through a sophisticated analytics engine. These reports are available through our browser-based reporting tools, which provides views of the entire value chain, such as opportunity and revenue pipelines, utilization and profitability analysis, and resource supply and demand planning.

Application  Connectors
Our system provides connectors that support common industry standards and technologies such as JDBC (Java DataBase Connectivity), ODBC (Open DataBase Connectivity), SQL (Structured Query Language) and Java. These connectors allow for integration with:

     -    external  databases;
     - third party reporting tools that complement our built-in browser-based report center capabilities; and
     - other enterprise applications such as financial, human resource and sales force automation systems.

Business  Rules  Repository
Our SWO platform is designed to capture and store business information, rules and standards in a single, centralized repository that can be accessed by all functional modules. This centralized information structure allows for rapid initial deployment and also facilitates adaptation to changes in the customer's organization and processes without source code modifications. We also believe this architecture will allow us to more easily extend our solution to other industries beyond information technology services.

Security  Controller
Our integrated security and administration features store profiles and access rules within a centralized repository. Customers can specify individual access rules for employees based on their position within their organization, as well as for customers, partners and other external parties. Our systems support the Lightweight Directory Access Protocol (LDAP) security standard for universal sign-on and authentication functions.

Collaboration  and  Workflow  Manager
Our platform provides sophisticated management of structured knowledge by capturing organizational processes and data in a notification-driven workflow management system. Our platform incorporates an integrated messaging system that notifies users when actions, information or approvals are required. This system helps to streamline approval processes, monitor resources and facilitate collaboration among project team participants.

RESEARCH  AND  DEVELOPMENT

Since our inception in 1995, we have made substantial investments in research and product development. We believe that our introduction of new and enhanced products will be a key factor for our future success. As part of our efforts to generate ideas for enhancing our existing products and for developing new ones, we maintain an ongoing dialogue with our customers who are facing new workforce optimization challenges. We have devoted and expect to continue to devote significant resources to developing new and enhanced products, including new releases of our Evolve 4 platform.

In January of 2000 we opened a new engineering development center in Chennai, India. Our India development center is designed to accommodate 50 engineers, and we believe will allow us to accelerate our engineering efforts. The development projects planned for the India development center include enhancing current capabilities and developing new modules within our Evolve 4 SWO platform.

Our research and development expenses were $19.5 million in 2001, $10.4 million in 2000 and $5.1 million in 1999, excluding stock-based compensation charges. We anticipate we will continue to commit substantial resources to research and development as we continue to respond quickly to rapid technological change, changing customer needs, frequent product introductions and evolving industry standards that may render existing products and services obsolete. We currently have a number of product development initiatives underway, but we cannot be certain that existing or new customers will embrace any enhanced or new products.

SALES  AND  MARKETING

We sell our solutions through our direct sales organization in both North America and the United Kingdom. To date, international sales have accounted for less than five percent of our revenue. In the future, we intend to enhance our market presence through alliances with systems integrators and service partners.

In selling our products, we typically approach both business users and information technology professionals with an integrated team from our sales and professional services organizations. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. Our sales process requires that we work closely with targeted customers to identify short-term workforce optimization needs and long-term goals. Our sales team, which includes both sales and technical professionals, then works with the customer to develop a proposal to address these needs. In many cases, we collaborate with our customers' senior management team, including the chief executive officer, chief information officer, chief operating officer and chief financial officer. The level of customer analysis and financial commitment required for many of our product implementations has caused our sales cycle to range from two to twelve months.

We use a variety of marketing programs to build market awareness of our company, our brand name and our products, as well as to attract potential customers. These programs include advertising, market research, product and strategy updates with industry analysts, public relations activities, direct mail programs, telemarketing and telesales, seminars, trade shows, speaking engagements and Web-based marketing. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

We also seek to establish relationships and alliances with major industry vendors that will add value to our products and enhance our market presence. The goal of our efforts is to form alliances with partners who can help introduce our solutions to their customer base, and to be able to offer to our own customers additional software applications and consulting and support services that they are likely to benefit from.

PROFESSIONAL  SERVICES

We provide implementation consulting, technical support, end-user training, and change management to ensure our customers receive the guidance and support they need to implement and operate our SWO solution. Our professional services organization has developed implementation methodologies that allow our customers to rapidly configure and deploy our SWO platform to support their unique business practices.

In addition to professional services, we offer product maintenance to our customers. Maintenance services are typically subject to an annual, renewable contract and are typically priced as a percentage of product license fees. We bundle maintenance services with our application service provider (ASP) offering in a single monthly subscription fee. Customers receiving maintenance services also receive product upgrades as they are released throughout the life of the maintenance contracts.

COMPETITION

Competition could seriously harm our ability to sell additional software solutions and subscriptions on prices and terms favorable to us. The markets for our products are intensely competitive and subject to rapidly changing technology. We currently compete against providers of enterprise application software such as Peoplesoft, Siebel and SAP. Companies in each of these areas may expand their technologies or acquire companies to support greater workforce optimization functionality and capability. In addition, "in house" information technology departments of potential customers have developed or may develop systems that substitute for some of the functionality of our SWO platform.

Some of our competitors' products may be more effective than our products at performing particular functions or be more customized for particular needs. Even if these functions are more limited than those provided by our products, our competitors' software products could discourage potential customers from purchasing our products. A software product that provides some of the functions of our solutions, but also performs other tasks, may be appealing to some customers because it would reduce the number of different types of software necessary to effectively run their businesses. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

Some of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors have made and may also continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors. They may also establish or strengthen cooperative relationships with our current or future partners, thereby limiting our ability to promote our products through these partners and limiting the number of consultants available to implement our software.

We  believe  that  the  primary  competitive  factors  in  our  market  include:

     - a critical mass of prominent customers that have successfully implemented the solutions;

     - an underlying software infrastructure that fully encapsulates the virtual, collaborative, and people-centric characteristics of the services organizations;
     - inter-company collaboration capabilities that facilitate efficient business processes among services organizations;
     -    product  quality, performance, features, functionality, and usability;
     -    customer  service  and  support;  and
     -    ease  of  integration  with  customers'  business  processes.

We believe our current products compete favorably with respect to these factors, although our market is relatively new and evolving rapidly. We may not be able to maintain our competitiveness in the face of significant competition.

INTELLECTUAL  PROPERTY

Our success is dependent on our ability to develop and protect our proprietary technology and intellectual property rights. We seek to protect our software, documentation and other written materials primarily through a combination of patent, trade secret, trademark and copyright laws, confidentiality procedures and contractual provisions. For example, we license rather than sell our software and require licensees to enter into license agreements that impose certain restrictions on the licensees' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets by, among other things, requiring persons with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

We have been issued a patent in the United States covering the enablement of dynamically configurable software systems by our Evolve software server. We also have two patent applications pending in the United States with respect to the "Team Builder" functionality in our Resource Manager module and the time and expense functionality of our Time and Expense module. There can be no assurance that either of these two applications would survive a legal challenge to its validity or provide significant protection to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. We can offer no assurance that our means of protecting its proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

It is also possible that third-parties will claim that we have infringed their current or future products or technologies. We expect that enterprise application software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. In the event an infringement claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business could be harmed.

We rely on software that we have licensed from third-parties, including Inprise/Borland, ProSight, Actuate, Intraspect and Allaire, to perform key functions of our Evolve solution and we rely on these and other third-parties to support their products for our development and customer support efforts. These companies could terminate our licenses if we breach our agreements with them, or they could discontinue support of the products we license from them. This could result in delays or reductions of sales or shipments of our SWO platform until alternative software can be developed or licensed.

We indemnify some of our customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending our company and our customers against infringement claims. In the event of a claim of infringement, we, or our customers, may be required to obtain one or more licenses from third parties. We cannot assure you that such licenses could be obtained from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required license could have a material adverse effect on our business.

EMPLOYEES

As of June 30, 2001, we had a total of 258 full-time employees, including 109 in research and development, 72 in sales, marketing and business development, 48 in professional services and 29 in finance and administration. None of our employees is subject to a collective bargaining agreement. We consider our employee relations to be good.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

OUR  BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED.

It is difficult to evaluate our business and our prospects because our revenue and income potential are unproven. We commenced recognizing sales revenues in March of 1999. Because of our limited operating history, there may not be an adequate basis for forecasts of future operating results, and we have only limited insight into the trends that may emerge in our business and affect our financial performance.

WE HAVE INCURRED LOSSES SINCE INCEPTION, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

We have incurred net losses and losses from operations since our inception in 1995, and we may not be able to achieve profitability in the future. As of June 30, 2001, we had an accumulated deficit of approximately $215.8 million. Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business. Despite recent cost reductions, we expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As is the case with many enterprise software companies, we have experienced a sequential quarterly decline in revenue for the quarter ending June 30, 2001, and may experience a further decline in the current quarter. As a result, we expect to experience continued losses and negative cash flows from operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE OPERATING RESULTS MAY NOT FOLLOW PAST TRENDS DUE TO MANY FACTORS, AND ANY OF THESE COULD CAUSE OUR STOCK PRICE TO FALL.

We believe that year-over-year comparisons of our operating results are not a good indication of future performance. Although our operating results have generally improved from year to year in the recent past, our future operating results may not follow past trends. It is likely that in some future years our operating results may be below the expectations of public market analysts and investors due to factors beyond our control and, as a result, the price of our common stock may fall.

Factors that may cause our future operating results to be below expectations and cause our stock price to fall include:

     - the lack of demand for and acceptance of our products, product enhancements and services; for instance, as we expand our target customer focus beyond the information technology service consultancies and into internal information technology of corporate customers as well as into overseas markets, we may encounter increased resistance to adoption of our business process automation solutions;
     - unexpected changes in the development, introduction, timing and competitive pricing of our products and services or those of our competitors;
     - any inability to expand our direct sales force and indirect marketing channels both domestically and internationally;
     -    difficulties  in  recruiting  and  retaining  key  personnel;
     - unforeseen reductions or reallocations of our customers' information technology infrastructure budgets; and
     - any delays or unforeseen costs incurred in integrating technologies and businesses we may acquire.

We plan to aggressively and prudently manage our operating expenses with a focus on our research and development organization and our direct sales group. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. If revenues fall below our expectations in any quarter, and we are not able to quickly reduce our spending in response, our operating results for that quarter would be lower than expected, and our stock price may fall.

WE MAY LOSE EXISTING CUSTOMERS, OR BE UNABLE TO ATTRACT NEW CUSTOMERS, IF WE DO NOT DEVELOP NEW PRODUCTS OR ENHANCE OUR EXISTING PRODUCTS.

If we are not able to maintain and improve our product-line and develop new products, we may lose existing customers or be unable to attract new customers. We may not be successful in developing and marketing product enhancements or new products on a timely or cost-effective basis. These products, if developed, may not achieve market acceptance.

A limited number of our customers expect us to develop product enhancements that may address their specific needs. For instance, we have shared with some of our customers our internal product roadmap that includes descriptions of new functional enhancements such as improved time and expense management for future releases of our software. If we fail to deliver these enhancements on a timely basis, we risk damaging our relationship with these customers. We have experienced delays in the past in releasing new products and product enhancements and may experience similar delays in the future. These delays or problems in the installation or implementation of our new releases may cause some of these customers to forego additional purchases of our products or to purchase those of our competitors.

WE MUST DIVERSIFY OUR CUSTOMER BASE IN ORDER TO ENHANCE OUR REVENUE AND MEET OUR GROWTH TARGETS.

We have historically derived a substantial percentage of our revenues from sales of our products and services to firms that provide technology-oriented consulting, design and integration services, including a number of firms specializing in Website design and e-commerce application development. Growth among these "e-business" consultancies has recently slowed dramatically, and many such firms have ceased operations or have encountered substantial difficulties in raising capital to fund their operations. In anticipation of these developments, we commenced a program to aggressively diversify our client base, targeting both established consulting services companies and in-house service departments of large corporations. While we have recorded a number of significant customer wins in these areas, we may in the future encounter significant challenges in further expanding our customer base. More established corporations are often more reluctant to implement innovative enterprise technologies such as ours, in part because they often have made substantial investments in legacy applications and information systems. We may also encounter extended sales cycles with such prospective customers, and slower rates of adoption of our solutions within their organizations. As we reduce our sales force headcount in order to reduce expenses, our sales capacity is diminished which may impact our ability to diversify our customer base. All of these factors may adversely affect our ability to sustain our revenue growth and attain profitable operations.

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

The future growth and success of our business is contingent on growing acceptance of, and demand for, business process automation solutions for professional services organizations and other strategic workforces. Substantially all of our historical revenues have been attributable to the sale of automation solutions for professional services organizations. This is a relatively new enterprise application solution category, and it is uncertain whether major services organizations and service departments of major corporations will choose to adopt process automation systems. While we have devoted significant resources to promoting market awareness of our products and the problems our products address, we do not know whether these efforts will be sufficient to support significant growth in the market for process automation products. Accordingly, the market for our products may not continue to grow or, even if the market does grow in the immediate term, that growth may not be sustainable.

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

IF WE FAIL TO EXPAND OUR RELATIONSHIPS WITH THIRD-PARTY RESELLERS AND INTEGRATORS, OUR ABILITY TO GROW REVENUES COULD BE HARMED.

In order to grow our business, we must establish, maintain and strengthen relationships with third-parties, such as information technology ("IT") consultants and systems integrators as implementation partners, and hardware and software vendors as marketing partners. If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, these parties may offer products of other companies, including products that compete with our products. Our contracts with third-parties may not require these third-parties to devote resources to promoting, selling and supporting our solutions. Therefore, we may have little control over these third-parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships, or that, even if we are able to develop such relationships, these third-parties will perform adequately.

WE  MAY  NOT  BE  ABLE  TO  REDUCE OUR OPERATING EXPENDITURES AS AGGRESSIVELY AS
PLANNED  AND  WE  MAY  NEED  TO  IMPLEMENT  ADDITIONAL RESTRUCTURING ACTIVITIES.

In response to the current uncertain economic environment and volatility in the public equity markets, we recently implemented significant measures designed to reduce our operating expenses and enhance our ability to attain operating profitability. For example, from July 1, 2000 through June 30, 2001, we reduced our employee headcount by 133 persons, with reductions in virtually all areas of operations. We further reduced our headcount by 47 persons in August 2001. We expect that our workforce reductions and other expense containment measures will allow us to continue operations into the foreseeable future.

In order to achieve operating profitability, we will need to achieve significant additional cost savings in future quarters, without adversely affecting our revenue growth. Numerous factors could impede our ability to further reduce our operating expenses. For instance, we currently expect to achieve significant expense reductions by limiting the headcount of our services organization; however, we may not be able to achieve the desired savings if we cannot engage and qualify third-party integration and support partners as rapidly as we hope. In addition, if our revenue growth fails to meet our current expectations, we would be forced to seek expense reductions in excess of our current plans, which may not be achievable. Any of these developments could impede our ability to achieve profitable operations in accordance with current expectations.

OUR SERVICES REVENUES HAVE A SUBSTANTIALLY LOWER MARGIN THAN OUR SOFTWARE LICENSE REVENUES, AND AN INCREASE IN SERVICES REVENUES RELATIVE TO LICENSE REVENUES COULD HARM OUR GROSS MARGINS.

A significant shift in our revenue mix away from license revenues to service revenues would adversely affect our gross margins. Revenues derived from the services we provide have substantially lower gross margins than revenues we derive from licensing our software. The relative contribution of services we provide to our overall revenues is subject to significant variation based on the structure and pricing of arrangements we enter into with customers in the future, and the extent to which our partners provide implementation, integration, training and maintenance services required by our customers. An increase in the percentage of total revenues generated by the services we provide could adversely affect our overall gross margins.

DIFFICULTIES WITH THIRD-PARTY SERVICES AND TECHNOLOGIES, AS WELL AS POWER INTERRUPTIONS, COULD DISRUPT OUR BUSINESS, AND MANY OF OUR COMMUNICATION AND HOSTING SYSTEMS DO NOT HAVE BACKUP SYSTEMS.

Many of our communications and hosting systems do not have backup systems capable of mitigating the effect of service disruptions. Our success in attracting and retaining customers for our Evolve application service provider ("ASP") offering and convincing them to increase their reliance on this solution depends on our ability to offer customers reliable, secure and continuous service. This requires that we provide continuous and error-free access to our systems and network infrastructure. We rely on third-parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host applications for customers who purchase our solutions on an ASP basis. We also rely on third-party communications services providers for the high-speed connections that link our Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

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

Finally, our third-party Internet and communications services providers have been and may continue to experience serious financial difficulties, which could result in the disruption of our ASP offering to our customers as well as potentially affecting our ability to operate our business. The financial difficulties of these third-party providers, especially if they go unresolved, would make our ASP offering less attractive to prospective and current customers and could tarnish our reputation.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND COMPETITION COULD HARM OUR ABILITY TO SELL PRODUCTS AND SERVICES AND REDUCE OUR MARKET SHARE.

Competition could seriously harm our ability to sell additional software solutions and subscriptions on prices and terms favorable to us. The markets for our products are intensely competitive and subject to rapidly changing technology. We currently compete against providers of automation solutions for professional services organizations, such as Peoplesoft, Siebel and SAP. In addition, we may, in the future, face competition from providers of enterprise application software or electronic marketplaces. Companies in each of these areas may expand their technologies or acquire companies to support greater professional services automation functionality and capabilities. In addition, "in-house" information technology departments of potential customers have developed or may develop systems that substitute for some of the functionality of our product line.

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

THE  LENGTHY  AND  UNPREDICTABLE SALES CYCLES FOR OUR PRODUCTS AND RESISTANCE TO
ADOPTION OF OUR SOFTWARE COULD CAUSE OUR OPERATING RESULTS TO FALL BELOW EXPECTATIONS.

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

As we target industry sectors and types of organizations beyond our core market of IT services consultancies, we may encounter increased resistance to use of business process automation solutions, which may further increase the length of our sales cycles, increase our marketing costs and reduce our revenues. Because we are pioneering a new solution category, we often must educate our prospective customers on the use and benefit of our solutions, which may cause additional delays during the evaluation process. These companies may be reluctant to abandon investments they have made in other systems in favor of our solution. In addition, IT departments of potential customers may resist purchasing our solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software, and concerns that packaged software products are not sufficiently customizable for their enterprises.

OUR REVENUES DEPEND ON ORDERS FROM OUR TOP CUSTOMERS, AND IF WE FAIL TO COMPLETE ONE OR MORE ORDERS, OUR REVENUES WILL BE REDUCED.

Historically, we have received a significant portion of our revenues from a small number of customers. For the twelve months ended June 30, 2001, one customer accounted for 14% of our total revenues. For the twelve months ended June 30, 2000, sales to two customers accounted for 19% and 13% of total revenues. In 1999 three customers represented 100% of our revenues. Our future operating results may be harmed, if we are not able to complete one or more substantial product sales in any future period or attract new customers, or if a significant number of customers terminate their relationship with us.

THE  LOSS  OF  KEY  PERSONNEL  OR ANY INABILITY TO ATTRACT AND RETAIN ADDITIONAL
PERSONNEL  COULD  AFFECT  OUR  ABILITY  TO  SUCCESSFULLY  GROW  OUR  BUSINESS.

If we are unable to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, services and support, our ability to grow our business could be affected. The loss of the services of our key engineering, sales, services or marketing personnel would harm our operations. For instance, loss of sales and customer service representatives could harm our relationship with the customers they serve, loss of engineers and development personnel could impede the development of product releases and enhancements and decrease our competitiveness, and departure of senior management personnel could result in a loss of confidence in our company by customers, suppliers and partners. None of our key personnel is bound by an employment agreement, and we do not maintain key person insurance on any of our employees. Because we, like many other technology companies, rely on stock options as a component of our employee compensation, if the market price of our common stock decreases or increases substantially, some current or potential employees may perceive our equity incentives as less attractive. In that case, our ability to attract and retain employees may be adversely affected.

IF OUR PRODUCTS DO NOT STAY COMPATIBLE WITH WIDELY USED SOFTWARE PROGRAMS, OUR REVENUES MAY BE ADVERSELY AFFECTED.

Our software products must work with widely used software programs. If these software programs and operating environments do not remain widely used, or we do not update our software to be compatible with newer versions of these programs and systems, we may lose customers.

Our software operates only on a computer server running both the Microsoft Windows NT or Sun Solaris operating system and database software from Microsoft or Oracle. In order to increase the flexibility of our solution and expand our client base, we must be able to successfully adapt it to work with other applications and operating systems. For example, we are in the early stages of customer deployment on the Sun Solaris operating system. Because this development effort is not complete, we cannot be certain that we will avoid significant technical difficulties that could delay or prevent completion of the development effort.

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

THE COST AND DIFFICULTIES OF IMPLEMENTING OUR PRODUCTS COULD SIGNIFICANTLY HARM OUR REPUTATION WITH CUSTOMERS AND HARM OUR FUTURE SALES.

If our customers encounter unforeseen difficulties or delays in deploying our products and integrating them with their other systems, they may reverse their decision to use our solutions, which would reduce our future revenues, could impact the collection of outstanding receivables, and potentially damage our reputation. Factors that could delay or complicate the process of deploying our solutions include:

     - customers may need to modify significant elements of their existing IT systems in order to effectively integrate them with our solutions;
     - customers may need to establish and implement internal business processes within their organizations before they can make effective use of our software;
     - customers may need to purchase and deploy significant additional hardware and software resources and may need to make significant investments in consulting and training services; and
     - customers may rely on third-party systems integrators to perform all or a portion of the deployment and integration work, which reduces the control we have over the implementation process and the quality of customer service provided to the customer.

OUR SALES ARE CONCENTRATED IN THE IT SERVICES CONSULTING INDUSTRY, AND, IF OUR CUSTOMERS IN THIS INDUSTRY DECREASE THEIR INFRASTRUCTURE SPENDING OR WE FAIL TO PENETRATE OTHER INDUSTRIES, OUR REVENUES MAY DECLINE.

Sales to customers in the IT services consulting industry accounted for a substantial portion of our revenues in fiscal 2000 and 2001. Given the high degree of competition and the rapidly changing environment in this industry, there is no assurance that we will be able to continue sales in this industry at current levels. Many of our customers and potential customers in the IT services consultancy industry have witnessed drastic declines in their stock prices, which could limit our current customers from purchasing additional licenses of our software, and could prevent potential customers from making the kinds of infrastructure investments that would allow them to purchase our software in the first place. In addition, we intend to market our products to professional services departments of large organizations in other industries. Customers in these new industries are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address the needs of these customers, we may experience decreased sales in future periods.

IF WE LOSE KEY LICENSES, WE MAY BE REQUIRED TO DEVELOP OR LICENSE ALTERNATIVES THAT MAY CAUSE DELAYS OR REDUCTIONS IN SALES OR SHIPMENTS.

We rely on software that we have licensed from third-parties, including Inprise/Borland, ProSight, Actuate, Intraspect and Allaire to perform key functions of our Evolve ePlatform, and we rely on these and other third-parties to support their products for our development and customer support efforts. These companies could terminate our licenses if we breach our agreements with them, or they could discontinue support of the products we license from them. This could result in delays or reductions of sales or shipments of our ePlatform until alternative software can be developed or licensed.

IF OUR PRODUCTS CONTAIN SIGNIFICANT DEFECTS OR OUR SERVICES ARE NOT PERCEIVED AS HIGH QUALITY, WE COULD LOSE POTENTIAL CUSTOMERS OR BE SUBJECT TO DAMAGES.

Our products are complex and may contain currently unknown errors, defects, integration problems or other types of failures, particularly since new versions are frequently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may:

     -    need to expend significant resources to locate and correct the errors;
     - be required to delay introduction of new products or commercial shipment of products; or
     - experience reduced sales and harm to our reputation from dissatisfied customers.

Our customers also may encounter system configuration problems that require us to spend additional consulting or support resources to resolve these problems.

Some of our customers have indicated to us that they want a completely integrated solution, including a single user interface and single database platform. While our product roadmap calls for such an integrated solution, any delays in delivering such a solution to our customers may cause them to downgrade their opinion of our software or to abandon our software.

Because our customers use our software products for critical operational and decision-making processes, product defects may also give rise to product liability claims. Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations. Although we have not experienced any product liability claims to date, we may encounter these claims in the future. Product liability claims, whether or not they have merit, could:

     - divert the attention of our management and key personnel from our business;
     -    be  expensive  to  defend;  and
     -    result  in  large  damage  awards.

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

We have been issued a patent in the United States covering the enablement of dynamically configurable software systems by our Evolve software server. We also have two patent applications pending in the United States with respect to the "Team Builder" functionality in our Resource Manager module and the time and expense functionality of our Time and Expense module. There can be no assurance that either of these two applications would survive a legal challenge to its validity or provide significant protection to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. We can offer no assurance that our means of protecting its proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

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

Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

We may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction against use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

WE REDUCED OUR WORKFORCE DURING THE SECOND HALF OF THE YEAR, AND, IF WE FAIL TO MANAGE THIS REDUCTION IN WORKFORCE, OUR ABILITY TO GENERATE NEW REVENUE, ACHIEVE PROFITABILITY AND SATISFY OUR CUSTOMERS COULD BE HARMED.

We reduced our workforce during the second half of this year after growing significantly the first half of this year and in previous years. Any failure to manage this reduction in workforce could impede our ability to increase revenues and achieve profitability. We reduced our number of employees from 326 at June 30, 2000, to 258 as of June 30, 2001, and further reduced our headcount by 47 persons in August 2001.

As we reduce our sales force headcount in order to reduce expenses, our sales capacity is reduced which may impact our revenue growth. As we reduce our service employee headcount, including our consulting services, training and technical support personnel, we may not be able to provide the same level of customer responsiveness or expertise, and customer satisfaction may be impacted as a result.

In  order  to  manage  our  reduced  workforce,  we  must:

     -    hire,  train  and  integrate  new  personnel in response to attrition;
     -    continue  to  augment  our  management  information  systems;
     - manage our sales and services operations, which are in several locations; and
     -    expand  and  improve  our  systems  and  facilities.

WE  CONTINUE  TO  OPERATE  INTERNATIONALLY,  BUT  WE  MAY  ENCOUNTER A NUMBER OF
PROBLEMS  IN  DOING  SO  WHICH  COULD  LIMIT  OUR  FUTURE  GROWTH.

We may not be able to successfully market, sell, deliver and support our products and services internationally. Any failure to build and manage effective international operations could limit the future growth of our business. Expansion into international markets will require significant management attention and financial resources to open additional international offices and hire international sales and support personnel. Localizing our products is difficult and may take longer than we anticipate because of difficulties in translation and delays we may experience in recruiting and training international staff. We currently have no experience in developing local versions of our products, and limited experience in marketing, selling and supporting our products and services overseas. Doing business internationally involves greater expense and many additional risks, particularly:

     - differences and unexpected changes in regulatory requirements, taxes, trade laws, tariffs, intellectual property rights and labor regulations;
     - changes in a specific country's or region's political or economic conditions;
     - greater difficulty in establishing, staffing and managing foreign operations; and
     -    fluctuating  exchange  rates.

SECURITY CONCERNS, PARTICULARLY RELATED TO THE USE OF OUR SOFTWARE ON THE INTERNET, MAY LIMIT THE EFFECTIVENESS OF AND REDUCE THE DEMAND FOR OUR PRODUCTS.

Despite our efforts to protect the confidential and proprietary information of our customers stored on our Evolve ASP solution via virtual private networks and other security devices, there is a risk that this information will be disclosed to unintended third-party recipients. To the extent our ability to implement secure private networks, on our Evolve ASP service, is impaired by technical problems, or by improper or incomplete procedural diligence by either ourselves or our customers, sensitive information could be exposed to inappropriate third-parties such as competitors of our customers, which may in turn expose us to liability and detrimentally impact our customers' confidence in our ASP service.

RESISTANCE TO ONLINE USE OF PERSONAL INFORMATION REGARDING EMPLOYEES AND CONSULTANTS MAY HINDER THE EFFECTIVENESS OF AND REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES.

Companies store information on our ASP offering and on online networks created by our customers, which may include personal information of their employees, including employee backgrounds, skills, and other details. These employees may object to online compilation, transmission and storage of such information, or, despite our efforts to keep such personal information secure, this information may be delivered unintentionally to inappropriate third-parties such as recruiters. Enterprise applications like Evolve have always run on secure company intranets. The information contained in Evolve databases will be exposed to the unpredictable security of the Internet, which may create unforeseen liabilities for us. Evolve is currently targeted primarily to the North American market, but to the extent that European companies and customers will have access to it (given the global nature of the Internet), and to the extent that our services are utilized by Europeans, legal action grounded in European privacy laws could prevent our ASP service from succeeding in the European market.

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

WE MAY NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AT THEIR CURRENT LEVELS IN FISCAL 2002 AND 2003 AND SUCH FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

We require substantial amounts of capital to fund our business operations. The rate at which our capital is utilized is affected by the level of our fixed expenses (including employee related expenses and expenses relating to real estate) and variable expenses. Substantial capital has been used to fund our operating losses. Since inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. In September 2001 we signed a definitive agreement for a private placement of our Series A Preferred Stock, which is expected to result in proceeds of at least $13 million. This financing, combined with the cost reductions we are undertaking, should be sufficient to meet our immediate working capital requirements. Nonetheless, we may require or seek to raise additional capital during the 2002 fiscal year. We cannot be certain that additional financing will be available on favorable terms, if at all. Further, the additional shares of our capital stock we issue in such financings may result in additional dilution, which may be substantial. If we need additional funds and cannot raise them on acceptable terms, we may not be able to continue our operations at the current level or at all.

THE  SALE  OF  A  SUBSTANTIAL  NUMBER  OF SHARES OF COMMON STOCK COULD CAUSE THE
MARKET  PRICE  OF  OUR  COMMON  STOCK  TO  DECLINE.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market. As of August 31, 2001, we had 40,166,616 shares of common stock outstanding. Of these shares, 35,325,418 were freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, and, in some cases, only to either manner of sale, volume, or notice requirements of Rule 144 under the Securities Act of 1933, as amended. An additional 3,287,944 shares will become eligible for sale, subject only to the manner of sale requirements of Rule 144, as our right to repurchase these shares lapses over time with the continued employment by Evolve of these stockholders. The remaining 1,553,254 shares that were outstanding as of August 31, 2001 will be freely tradable, subject only to Form S-3 delivery requirements, upon the effectiveness of the Form S-3 that was filed in September 2001 and that is expected to be amended in October 2001 (as will a further 663,495 shares which were issued on September 19, 2001, and which are subject to increase or decrease based on Evolve's stock price as of the date the Form S-3 becomes effective).

As of August 31, 2001, we also had 5,092,616 shares subject to outstanding options under our stock option plans (plus 224,167 options and warrants issued outside of any plan), and 2,533,725 shares are available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and 1,885,340 remaining shares of common stock are reserved for issuance under our 2000 Employee Stock Purchase Plan. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as they are purchased.

RISKS  RELATED  TO  OUR  STOCK

We failed to maintain the minimum closing bid price of $1.00 over 30 consecutive trading days as required by the Nasdaq National Market. Nasdaq has suspended this minimum bid price requirement through January 2, 2002. If the minimum bid price requirement is reinstated after that date and if we are unable to demonstrate compliance with any Nasdaq requirement, the Nasdaq staff may take further action with respect to a potential delisting of our stock. We may appeal any such decision by the Nasdaq staff to the Nasdaq Listing Qualifications Panel.

ITEM  2.  PROPERTIES

Our facilities consist of approximately 72,000 square feet of office space in Emeryville, California, leased to us until 2007. We estimate that approximately 37,000 square feet of this space is in excess of our needs and are currently seeking tenants for a sublease. Our excess facilities are covered in more detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We also maintain sales organizations in various locations around the United States and the United Kingdom and a research facility in India, none of which is significant individually or in the aggregate.

ITEM  3.  LEGAL  PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. In February 2001 one of the Company's early customers filed an action in the United States District Court alleging claims that certain software and services purchased from the Company did not satisfy certain contractual obligations. The lawsuit further alleges that the Company engaged in unfair or deceptive practices in violation of state law and is seeking treble damages. As the claim is in the early stage of litigation, it is not possible to estimate the outcome of this contingency.

We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ National Market under the symbol "EVLV." The price range per share reflected in the table below represents the highest and lowest sale prices for our stock as reported by the NASDAQ National Market during each quarter the stock has been publicly traded since August 10, 2000, the date of our initial public offering:

                                                 High          Low

Quarter ended September 30, 2000               $ 28.75       $  9.00
Quarter  ended December 31, 2000               $ 24.63       $  4.38
Quarter  ended  March  31, 2001                $  9.23       $  2.00
Quarter  ended  June  30,  2001                $  2.84       $  0.51

The number of holders of record of the shares of our common stock was 784 as of August 31, 2001. There are approximately 3,100 additional beneficial owners of our common stock.

We have not paid any cash dividends on our capital stock. We currently intend to retain any earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future as our bank credit agreements prohibit payment of cash dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On June 29, 2001, we issued and sold 1,553,254 shares of common stock to Vivant! Corporation (Vivant) pursuant to an Asset Acquisition Agreement dated May 22, 2001, as partial consideration for the assets acquired.

USE  OF  PROCEEDS  OF  REGISTERED  SECURITIES

There has been no change to the disclosure contained in our report on Form 10-Q for the quarter ended March 31, 2001, regarding the use of proceeds generated by our initial public offering.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

The selected consolidated financial data presented below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in Item 7 and more detailed financial statements presented in Exhibit 14(1) of this Form 10-K. The consolidated financial data for periods prior to the financial statements presented in Item 8 of this Form 10-K are derived from audited consolidated financial statements not included herein. Historical results are not necessarily indicative of results that may be expected for any future period.

                                      SUMMARY  CONSOLIDATED  FINANCIAL  DATA
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             YEAR ENDED JUNE 30,
                                                           ------------------------------------------------------
                                                              2001       2000       1999       1998       1997
                                                           ----------  ---------  ---------  ---------  ---------
Revenues:
    Solutions                                              $  25,398   $  7,157   $    150   $      -   $      -
    Subscriptions                                              9,549      3,386        367          -          -
                                                           ----------  ---------  ---------  ---------  ---------
        Total revenues                                     $  34,947   $ 10,543   $    517   $      -   $      -
                                                           ==========  =========  =========  =========  =========

Gross profit (loss)                                           17,576      3,373       (124)         -          -
Operating loss                                              (107,926)   (61,063)   (11,126)    (9,225)    (7,907)

Net loss attributable to common stockholders                (111,367)   (69,374)   (11,471)   (10,582)    (8,093)
    Basic and diluted net loss per common share            $   (3.63)  $ (22.83)  $  (7.21)  $  (9.27)  $ (12.12)
    Shares used in computing basic and diluted net
      loss per common share (1)                               30,643      3,039      1,591      1,141        668

Selected Expenses:
    In-process technology write-off                        $       -   $  3,126   $      -   $      -   $      -
    Amortization of goodwill and other intangible assets       8,959      2,809          -          -          -
    Restructuring charges                                      9,724          -          -          -          -
    Impairment of goodwill and other intangible assets        19,647          -          -          -          -
    Beneficial conversion feature of Series I redeemable
      convertible preferred stock                              5,977      9,023          -          -          -
                                                           ----------  ---------  ---------  ---------  ---------
            Total                                          $  44,307   $ 14,958   $      -   $      -   $      -
                                                           ==========  =========  =========  =========  =========

                                                                                   JUNE 30,
                                                           ------------------------------------------------------
                                                              2001       2000       1999       1998       1997
                                                           ----------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
    Cash, cash equivalents and short-term investments      $  22,754   $ 18,660   $  2,840   $  2,076   $ 10,702
    Working capital                                            7,126      4,598      1,000      1,180      9,997
    Restricted cash                                                -      2,000          -          -          -
    Total assets                                              47,621     63,979      4,087      3,075     12,673
    Long-term debt and capital lease obligations               2,769      4,810      3,899     14,235     13,384
    Redeemable convertible preferred stock                         -     79,514     31,579     11,393     11,393
    Total stockholders' (deficit) equity                   $  15,343   $(40,632)  $(34,734)  $(23,587)  $(12,919)

(1)  See  Note  3  of  Notes to Consolidated Financial Statements for an explanation of the determination of the number  of  shares  used  in  computing  basic  and  diluted  net  loss  per  common  share  data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "projections", and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us described in this Report, including those set forth under the section entitled "Risk Factors" in Item 1, and the other documents we file with the Securities and Exchange Commission ("SEC"), including our most recent reports on Form 10-K, Form 8-K, Form S-1 and Form 10-Q, and amendments thereto.

OVERVIEW

Evolve is a leading provider of solutions that optimize the way high-value workers deliver high-value work. The Evolve solution enables organizations to optimize their strategic workforces by integrating and automating key processes that lie at the intersection of people and projects. Project- and people-driven organizations can maximize business performance by optimizing their workforce planning, development, deployment and delivery through the Evolve solution.

Evolve was founded in February 1995. From our inception through December 1998 our activities, funded by the capital we raised, consisted primarily of building our business infrastructure, recruiting personnel and developing our software and service offerings. Our Evolve 4 ePlatform was first made commercially available in March 1999. We recognized our first revenues from our Evolve 4 ePlatform during the quarter ended March 31, 1999. We have incurred substantial losses since inception and we anticipate that we will continue to incur operating losses as we make the investments necessary to run our business. Our accumulated deficit at June 30, 2001, was $215.8 million.

We increased our workforce from June 30, 1999 to June 30, 2000, from 75 to 326 employees. This reflected the results of our investment in developing our technology and building a direct sales force, a marketing group and a professional services organization. Our infrastructure expenditures also increased significantly in 2000 and through the third quarter of 2001 as we expanded our facilities domestically and internationally and enhanced our information systems. During the fourth quarter of 2001, in response to market conditions, we reduced our workforce, restructured our organization and took other measures to reduce operational expenses. As a result, our headcount at June 30, 2001, was reduced to 258 employees.

In August 2000 we completed an initial public offering of 5,750,000 shares of our common stock, resulting in proceeds of approximately $46.5 million, net of offering costs.

SOURCES  OF  REVENUE  AND  REVENUE  RECOGNITION

The Company derives revenues from fees for licenses and implementation services ("Solutions revenue") and fees from maintenance, application service providers and subscription agreements ("Subscription revenue"). The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company also follows the provisions of the Securities Exchange Commission's Staff Accounting Bulletin No.101 (SAB 101), "Revenue Recognition in Financial Statements."

Under SOP 97-2 as amended, the Company recognizes revenues when all of the following conditions are met:

     -    when  persuasive  evidence  of  an  agreement  exists;
     -    the  delivery  of  the  product  has  occurred;
     -    the  fee  is  fixed  or  determinable;  and
     - the Company believes that collection of these fees is reasonably assured.

Generally, the Company has vendor specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In those cases where first year maintenance revenue is included in the license fee, the Company defers the fair value of the first year maintenance revenue at the outset of the arrangement and recognizes it ratably over the period during which the maintenance is to be provided, which normally commences on the date the software is delivered.

Historically, the Company did not have vendor specific objective evidence of fair value for services specified in certain software arrangements, as the services were never sold separately. Accordingly, the remaining software revenue allocated to such software licenses and services was recognized ratably on a straight-line basis over the period during which the services were provided, which was generally between six and nine months. In October 2000 the Company established vendor specific objective evidence of fair value for certain services. For these contracts, which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion. Revenue for these arrangements is classified as Solutions revenue. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. In cases where a sale of a license does not include implementation services (i.e., a sale of additional seats or a sale of product to be implemented by a third-party), revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met.

The Company generates revenue from its application service provider ("ASP") business, by hosting the software, and making the solution available to the customer via the Internet, as well as providing maintenance and other services to the customer. In such situations, customers pay a monthly fee for the term of the contract in return for access to the Company's software, maintenance and other services such as implementation, training, consulting and hosting. For certain ASP software arrangements for which the Company does not have vendor specific objective evidence of fair value for the elements of the contract, fees from such arrangements are recognized on a monthly basis as the hosting service is provided. In other circumstances where the customer has the right to take delivery of the software and the Company has vendor specific objective evidence of fair value for the hosting element of the contract, fees from the arrangement are allocated between the elements based on the vendor specific objective evidence. Revenue for these hosting arrangements is classified as Subscriptions revenue.

License revenue includes product licenses to companies from which the Company has purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements"). Products and services purchased in reciprocal arrangements include: 1) software licensed for internal use, 2) software licensed for resale or incorporation into the Company's products; and 3) development or implementation services. For reciprocal arrangements, we consider Accounting Principles Boards or APB No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force or EITF, Issue No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions" to determine whether the arrangement is a monetary or nonmonetary transaction. In determining these fair values, the company considers the recent history of cash sales of the same products or services in similar sized transactions. Revenues recognized under reciprocal arrangements were $3.1 million, $369,000 and $0 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

The Company incurs stock-based compensation in connection with stock option grants and sales of restricted stock to our employees at exercise or sales prices below the deemed fair market value of our common stock for accounting purposes. The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $40.3 million as of August 9, 2000, our IPO date. This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable or Award Plans," over the four-year vesting period of the granted options. Accordingly, our results from operations will include stock-based compensation expense, at a minimum, through 2004. We recorded stock-based charges of $17.9 million, $19.3 million, and $218,000 in 2001, 2000 and 1999, respectively.

In connection with the termination of employment of certain executive officers in fiscal 2001, the Company entered into arrangements with those executive officers to provide consulting services. For accounting purposes, this was deemed to be a change in status of the employee and resulted in a new measurement date for the amended equity awards in accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation". In addition, for other executive officers of the Company whose employment was terminated in fiscal 2001 and where those officers had purchased restricted stock with full recourse notes, the Company agreed as part of their termination settlement to allow them to put back to the Company their restricted shares in exchange for the value of the notes. Accordingly, these notes are accounted for as non-recourse notes on a variable basis such that the charge/credit arising from these notes will fluctuate from period to period based on the Company's stock price. The financial impact of these arrangements is included within stock-based compensation expense, which has been allocated to the appropriate functional categories within the Statement of Operations.

RESULTS  OF  OPERATIONS

The following table sets forth certain statements of operations data in absolute dollars for the periods indicated. The data has been derived from the audited consolidated financial statements contained in this report. The operating results discussed below do not include the amortization of non-cash stock-based compensation. These amounts are discussed separately in the section entitled "Stock-Based Charges" below.

(in thousands)                                            YEAR ENDED JUNE 30,
                                                    --------------------------------
                                                       2001        2000       1999
                                                    ----------  ---------  ---------
Revenues:
    Solutions                                         $25,398   $  7,157   $    150
    Subscriptions                                       9,549      3,386        367
                                                    ----------  ---------  ---------
        Total revenues                                 34,947     10,543        517
                                                    ----------  ---------  ---------

Cost of Revenues:
    Solutions                                          13,034      5,250        251
    Subscriptions                                       4,337      1,920        390
                                                    ----------  ---------  ---------
        Total cost of revenues                         17,371      7,170        641
                                                    ----------  ---------  ---------

        Gross profit (loss)                            17,576      3,373       (124)

Operating expenses (excluding stock-based charges):
    Sales and marketing                                44,866     29,006      3,970
    Research and development                           22,594     13,716      5,115
    General and administrative                         19,712     15,779      1,917
    In-process technology write-off                         -      3,126          -
    Amortization of goodwill and other
      intangible assets                                 8,959      2,809          -
    Restructuring charges                               9,724          -          -
    Impairment of goodwill and other
      intangible assets                                19,647          -          -
                                                    ----------  ---------  ---------
        Total operating expenses                      125,502     64,436     11,002

Operating loss                                       (107,926)   (61,063)   (11,126)

Interest income                                         3,014      1,085        277
Interest expense                                         (339)      (378)      (697)
Other income (expense)                                   (139)         5         75
                                                    ----------  ---------  ---------

Net loss                                             (105,390)   (60,351)   (11,471)

Beneficial conversion feature of Series I
  redeemable convertible preferred stock.              (5,977)    (9,023)         -
                                                    ----------  ---------  ---------
Net loss attributable to common stockholders        $(111,367)  $(69,374)  $(11,471)
                                                    ==========  =========  =========


REVENUES

Total revenues were $34.9 million, $10.5 million and $517,000 in 2001, 2000 and 1999, respectively, representing increases of 231% from 2000 to 2001 and 1,939% from 1999 to 2000. For the year ended June 30, 2001, sales to one customer accounted for 14% of total revenues. For the year ended June 30, 2000, sales to two customers accounted for 19% and 13% of total revenues. For the year ended June 30, 1999, sales to three customers accounted for 58%, 32%, and 10% of total revenues.

Solutions revenue principally consists of software licenses and implementation services. Solutions revenues were $25.4 million, $7.2 million and $150,000 in 2001, 2000 and 1999, respectively, representing increases of 255% from 2000 to 2001 and 4,671% from 1999 to 2000. The increase from 2000 to 2001 was attributable to our growing customer base, an increase in the average size of the sales contracts entered into by our customers and an increase in the amount of additional purchases by installed customers. The increase from 1999 to 2000 was attributable primarily to an increase in our customer base.

Subscriptions revenue principally consists of applications and maintenance subscriptions. Subscriptions revenues were $9.5 million, $3.4 million and $367,000 in 2001, 2000 and 1999, respectively, representing increases of 182% from 2000 to 2001 and 823% from 1999 to 2000. The increase from 2000 to 2001 was attributable to an increase in the number of customers to whom we contracted maintenance and ASP services. The increase from 1999 to 2000 was primarily attributable to an increased customer base.

COST  OF  REVENUES

Total cost of revenues was $17.4 million, $7.2 million and $641,000 in 2001, 2000 and 1999, respectively, representing increases of 142% from 2000 to 2001 and 1,019% from 1999 to 2000.

Cost of Solutions revenues consists principally of payroll-related costs for employees and consultants involved in providing services for implementation, training and consulting, including stock-based compensation. The cost of our Solutions revenues also includes royalties due to third-parties for integrated third-party technology, and to a lesser extent printing costs of product documentation, duplication costs for software media, and shipping costs. Cost of Solutions revenues were $13.0 million, $5.3 million and $251,000 in 2001, 2000 and 1999, respectively, representing increases of 148% from 2000 to 2001 and 1,992% from 1999 to 2000. The increases in both periods were primarily attributable to increased costs associated with employees and third-party consultants involved in providing implementation, training, and consulting services to our expanded customer base. As a percentage of solutions revenues, cost of solutions revenues was 51%, 73% and 167% in 2001, 2000 and 1999, respectively. Cost of revenues as a percentage of license revenue may increase over the current level in the future as we incorporate additional third-party products in our offerings.

Cost of Subscriptions revenues consists principally of the payroll-related costs for employees involved in providing support services to customers under maintenance contracts as well as payroll costs for employees and consultants involved in providing services for implementation, training and consulting for ASP customers. Cost of Subscriptions also includes hosting fees required to service our ASP customers. Cost of Subscriptions revenues was $4.3 million, $1.9 million and $390,000 in 2001, 2000 and 1999, respectively, representing increases of 126% from 2000 to 2001 and 392% from 1999 to 2000. The increase in total cost of Subscriptions revenues was primarily due to increased payroll costs for employees and third-party consultants involved in providing support services to customers under maintenance and application subscription contacts. As a percentage of subscription revenues, cost of subscription revenues were 45%, 57% and 106% in 2001, 2000 and 1999.

The numbers of employees in our service organization has decreased to 48 as of June 30, 2001, from 137 at June 30, 2000. The average headcount for 2001 increased to 111 from an average of 49 during 2000 and 5 during 1999. We are seeking to reduce our cost of Solutions and Subscriptions revenues by having our customers engage third-parties to provide a substantial portion of the implementation services related to our applications.

OPERATING  EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and stock-based compensation, and the costs of advertising, public relations, website development, trade shows, seminars, promotional materials and other sales and marketing programs. Additionally, sales and marketing expenses include costs of service personnel that have not been treated as part of cost of revenues. Sales and marketing expenses were $44.9 million, $29.0 million, and $4.0 million during 2001, 2000 and 1999, respectively. The increase in sales and marketing expenses resulted primarily from building our domestic and international direct sales force, investing in our sales and marketing infrastructure and increasing our marketing initiatives. The number of employees in our sales and marketing organization decreased to 72 as of June 30, 2001, from 83 at June 30, 2000. The average headcount for 2001 was 93 compared with an average of 40 for 2000 and 14 for 1999. Stock-based compensation was $4.6 million for 2001, $5.0 million for 2000 and $94,000 for 1999. As a result of the restructuring which occurred during the quarter ended June 30, 2001, which included a significant workforce reduction, we expect that the level of sales and marketing expenses will decline in the next fiscal year.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel and related costs, including stock-based compensation, associated with our product development efforts, including fees paid to third-parties for consulting services. Research and development expenses were $22.6 million, $13.7 million, and $5.1 million during 2001, 2000 and 1999, respectively. The increase in research and development expenses related primarily to an increase in research and development personnel to 109 at June 30, 2001, from 69 at June 30, 2000. The average headcount for 2001 was 88 compared with an average of 48 for 2000 and 35 for 1999. Fees paid to third-party consultants increased in 2001 as specialized technical experts were utilized to accelerate the delivery of Evolve 4 and other development initiatives. Stock-based compensation was $3.1 million for 2001, $3.3 million for 2000 and $58,000 for 1999. During the quarter ended March 31, 2001, we opened a software development center in India that became fully operational the following quarter. We believe that an essential part of our future success is the investment we make in our research and development organization. We expect that the absolute dollar amount of research and development expenses will decrease in the next fiscal year because of a decline in the use of third-party consultants and cost savings associated with lower operating costs in India.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and expenses, including stock-based compensation, related to executive, finance and administrative personnel, bad debt expense and professional service fees. General and administrative expenses were $19.7 million, $15.8 million and $1.9 million in 2001, 2000 and 1999. The increase in general and administrative expenses resulted primarily from the addition of executive, finance and administrative personnel to support the growth of our business. The number of general and administrative employees decreased to 29 at

June 30, 2001, from 37 at June 30, 2000. The average headcount for 2001 was 38 compared with an average of 23 for 2000 and 10 for 1999. During 2001 litigation with PeopleSoft and a former executive, which was settled for $290,000, resulted in an increase in legal fees included in General and Administrative expenses. Stock-based compensation was $8.7 million for 2001, $9.6 million for 2000 and $60,000 for 1999. During 2001 we also had a substantial increase in finance and administration services resulting from our status as a public company, and increased bad debt expense resulting from our increased sales. As a result of our headcount reduction, we expect that general and administrative expenses relating to personnel will decrease in the next fiscal year.

IN-PROCESS TECHNOLOGY WRITE-OFF. In conjunction with the March 31, 2000, acquisition of InfoWide, Inc., the Company acquired $3.1 million of in-process technology that was immediately expensed because technological feasibility had not been established and no future alternative uses of the technology existed.

The amount allocated to the purchased in-process technology of $3.1 million was determined based on an appraisal completed by an independent third-party using established valuation techniques. The projects' percentages-of-completion were estimated to be in the range between 10% and 67%. The value of this in-process technology was determined by estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process technology, estimating the costs to develop the purchased in-process technology into commercially viable products and discounting the net cash flows back to their present value.

In the fourth quarter of fiscal 2001 management determined that the carrying value of certain goodwill and purchased intangible assets were impaired due to changes in circumstances from those present at the time these assets were acquired. At the time of the acquisition, the technology acquired from InfoWide, Inc. was expected to be utilized in the proposed Services.com business. As of June 30, 2001, the current and future plans for utilization of this technology have diminished materially such that expected future cash flows from the use of the technologies were less than the carrying value of the underlying assets. Accordingly, an impairment charge of $18.1 million was recognized in the fourth quarter of fiscal 2001 to reduce the carrying value of goodwill and purchased intangible assets to the present value of the future expected cash flows.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. In connection with the acquisition of InfoWide, Inc., on March 31, 2000, we recorded $32.6 million in goodwill, purchased technology and other intangible assets including in-process technology of $3.1 million. During 2001 and 2000, we expensed $9.0 million and $2.8 million, respectively, associated with the amortization of these and other intangible assets that were being amortized over periods not exceeding thirty-six months

RESTRUCTURING COSTS. In April 2001 the Company announced cost control measures that included a reduction of the workforce, organization restructuring, consolidation of excess facilities and additional measures focused on reducing operational expenses. As a result this restructuring, the Company recorded restructuring charges of $9.7 million classified as operating expenses and announced a decline in forecasted revenues.

The Company recorded a workforce reduction charge of approximately $1.6 million relating primarily to severance and fringe benefits of 97 terminated employees. The number of contractors and temporary workers was also reduced.

The Company recorded a restructuring charge of $6.4 million relating to consolidation of excess facilities at our Emeryville location. The estimated facility costs are based upon current estimates to close or sub-lease these facilities. The estimated costs to sub-lease these facilities are based on current comparable rates for leases in the market. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate.

As a result of the workforce reduction and the facilities restructuring, the Company recorded a charge of $1.7 million for the disposal of fixed assets. The charge consisted principally of a write-off of $900,000 of leasehold improvements and $326,000 of furniture related to the excess facilities and $468,000 of computer hardware and software and telecommunications equipment related to the workforce reduction.


                                                                     RESTRUCTURING
                                     TOTAL    NON-CASH      CASH     LIABILITIES AT
                                    CHARGES    CHARGES    PAYMENTS   JUNE 30, 2001
                                    --------  ---------  ----------  --------------
Workforce reduction                 $  1,597  $      -   $    (817)  $          780
Consolidation of excess facilities     6,433                  (354)           6,079
Fixed assets                           1,694    (1,694)                           -
                                    --------  ---------  ----------  --------------
   Total                            $  9,724  $ (1,694)  $  (1,171)  $        6,859
                                    ========  =========  ==========  ==============

Remaining cash expenditures relating to workforce reductions and termination of agreements will be paid in the first quarter of fiscal 2002. Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the lease term through fiscal 2007.

IMPAIRMENT OF GOODWILL AND OTHER ASSETS. During the fourth quarter of fiscal year 2001 Evolve identified indicators of possible impairment of goodwill and other acquired intangible assets relating to the InfoWide, Inc. acquisition.
These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts and the decision to discontinue the Services.com service. Accordingly, Evolve compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, the Company recorded a charge of $19.6 million related to the impairment of goodwill and other intangible assets, including $14.2 million in goodwill, $376,000 in non-compete agreements and $3.5 million in technology acquired from InfoWide, Inc. as well as $1.5 million relating to software used in our discontinued Services.com business. The Company measured the impairment as the amount by which the carrying amount exceeded the present value of the estimated future cash flows.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was $2.5 million, $712,000, and ($345,000) in 2001, 2000 and 1999, respectively.

Interest income was $3.0 million, $1.1 million and $277,000 for 2001, 2000 and 1999, respectively. The increase during 2001 is primarily attributable to interest income derived from increased cash balances resulting from the completion of the Company's Series I Preferred Stock issuances in June and July 2000 and initial public offering in August 2000. The increase during 2000 resulted primarily from the completion of private equity funding rounds in September 1999 and September 2000.

Interest expense was $339,000, $378,000 and $697,000 during 2001, 2000 and 1999.
The decrease during 2001 resulted from paying off outstanding non-convertible notes with IPO funds partially offset by increased interest expense from our bank credit facility and capital leases. The decrease during 2000 was largely a result of the conversion of certain convertible debt instruments to preferred stock during the year ended June 30, 1999.

The results of interest income and expense, net will depend on a number of factors, which include, but are not limited to, the levels of cash and cash equivalent balances and the performance of these investments.

BENEFICIAL CONVERSION OF PREFERRED STOCK. We recorded a dividend charge of $6.0 million and $9.0 million for the years ended June 30, 2001 and 2000, respectively, in respect of a beneficial conversion feature associated with the sale of approximately 2,000,000 and 3,000,000 shares of our Series I preferred stock in fiscal 2001 and 2000, respectively, at a price of $6.00 per share. The deemed fair value for accounting purposes was $9.00 per share.

INCOME TAXES. From inception through June 30, 2001, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of June 30, 2001, we had approximately $118.4 million of federal and $53.7 million of state net operating loss carry-forwards to offset future taxable income. The federal net operating loss carry-forwards expire on varying dates from 2015 through 2021 and the state net operating loss carryforwards expire on varying dates from 2002 through 2006. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset. In addition, utilization of the loss carry-forward may be subject to limitations due to changes in equity ownership.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," that requires companies to record derivative financial instruments on their balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," that amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. Management's adoption of SFAS 133 did not have a material effect on our consolidated financial statements.

In March 2000 the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the consolidated financial statements. The Company adopted FIN 44 beginning July 1, 2000.

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Evolve will continue to amortize goodwill and purchased intangible assets acquired prior to June 30, 2001, until it adopts SFAS 142. For business combinations initiated after June 30, 2001, Evolve will follow the non-amortization method under SFAS 142. The provisions of each statement may be adopted by Evolve as early as July 1, 2001. Evolve is currently assessing SFAS No. 141 and 142 and has not determined the impact on Evolve's consolidated financial statements.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since inception, we have financed our operations primarily through private sales of common and preferred stock, with net proceeds totaling approximately $133 million. Included in the total is $46.5 million relating from the Company's Initial Public Offering (IPO), net of offering costs of approximately $5.3 million. We have also raised $12.7 million in funding through the issuance of debt instruments. As of June 30, 2001, all principal and interest had been paid on these debt instruments. We have also utilized $4.8 million of a $7.5 million term loan credit facility. As of June 30, 2001, we had $22.8 million in cash, cash equivalents and short-term investments and $7.1 million in working capital.

The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to reduce net operating expenses and raise additional financing through public or private equity financing or other sources of financing to fund operations. There is no assurance that the Company will achieve a reduction of net operating expenses or that it will be able to raise adequate financing from other sources. Management believes that its current funds and access to available capital will be sufficient to enable the Company to meet its planned expenditures through at least June 30, 2002. If anticipated operating results are not achieved, management has the intent and it believes that it has the ability, to reduce expenditures by reductions in headcount so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

For the year ended June 30, 2001, net cash used in operating activities was $50.1 million resulting principally from an operating loss of $108.0 million offset by amortization and depreciation of $12.7 million, impairment of goodwill of $19.6 million, stock-based charges of $17.9 million and a net decrease in assets and liabilities of $2.2 million. For the year ended June 30, 2000, net cash used in operating activities was $24.2 million resulting principally from an operating loss of $61.1 million offset by amortization and depreciation of $3.8 million, in-process technology write-off of $3.1 million, stock-based charges of $19.3 million and a net decrease in assets and liabilities of $9.5 million. For the year ended June 30, 1999, net cash used in operating activities was $8.3 million resulting principally from an operating loss of $11.1 million offset by a net decrease in assets and liabilities of $1.9 million.

Net cash used in operating activities was $50.1 million, $24.2 million and $8.3 million for the years ended June 30, 2001, 2000 and 1999, respectively. Net cash used in operating activities, after adjustment for non-cash items, resulted primarily from net losses during the period.

Net cash used in investing activities was $10.7 million, $9.4 million and $41,000 for the years ended June 30, 2001, 2000 and 1999. Net cash used in investing activities for the year ended June 30, 2001, consisted primarily of the net purchase and maturity of short-term investments of $2.8 million and the purchase of property and equipment of $8.6 million. Net cash used in investing activities for the year ended June 30, 2000, consisted primarily of the purchase of property and equipment of $7.4 million and of a restricted certificate of deposit for $2.0 million used to secure a stand-by letter-of-credit for our Emeryville lease.

Net cash provided by financing activities was $61.9 million, $49.5 million and $9.1 million for the years ended June 30, 2001, 2000 and 1999, respectively. Net cash generated from financing activities for the years ended June 30, 2001, consisted primarily of the net proceeds of $46.5 million for the Company's IPO, and the issuance of $12.6 million of preferred stock. Net cash generated from financing activities for the years ended June 30, 2000 and 1999, consisted primarily of the net proceeds of $47.9 million and $9.5 million, respectively, from sales of preferred stock.

In January 2001 the Company entered into a credit arrangement providing a line-of-credit of $7.5 million and a $7.5 million term loan credit facility with interest accruing at the rate of the bank's prime rate plus 0.75% and 1.00%, respectively. As of June 30, 2001, the Company had utilized $4.8 million of the term loan credit facility. The loan will be fully repaid over the next two fiscal years. The minimum payments due under the term loan credit facility are $2,178,000, $2,377,000 and $198,000 in fiscal 2002, 2003 and 2004, respectively.
Both the line-of-credit and the term loan credit facility are collateralized by all of the Company's assets, including intellectual property, except for previously leased equipment. The line-of-credit also includes a $5.0 million sublimit to secure commercial and/or standby letters-of-credit of which $2.9 million has been utilized to support letters-of-credit issued to the landlord of the Company's Emeryville facility. Any advances on the line-of-credit mature one year from the loan documents with interest due monthly. Advances on the term loan credit facility are due twenty-eight months from the advance with interest only payments for the first four months and then equal payments of interest and principal amortized over the remaining twenty-four months. The Company is required to maintain certain financial ratios as part of the loan covenants. At June 30, 2001, the Company was in violation of a minimum revenue covenant (see Recent Developments below).

RECENT  DEVELOPMENTS

On September 23, 2001, the Company signed a Series A Preferred Stock Purchase agreement with new and existing investors for a private placement of 1.3 million shares of convertible preferred stock for total proceeds of $13 million as well as warrants to purchase 6.5 million shares of common stock at $1.00 per share. The preferred stock accretes in kind at a rate of 8% per year and is convertible into common stock at a price of $.50 per share. In addition, the Company issued warrants to purchase 1.3 million additional shares of convertible preferred stock for additional potential proceeds of $13 million which will also include, upon exercise, warrants to purchase 6.5 million shares of common stock at $1.00 per share. Closing of the arrangement and receipt of the funds is expected on or before October 15, 2001 and is subject to customary closing conditions, which the Company expects to be met.

On September 26, 2001, the Company amended its Loan and Security to restructure the excess credit facilities, and to obtain a waiver of cerain defaults under the credit arrangement. The Company had been in violation of banks covenants to maintain minimum revenue levels for the months of April through September 2001. In connection with the loan amendment, the bank waived these covenant violations on September 26, 2001 and approved new financial covenants for the periods commencing October 1, 2001. Under the new covenants, the Company will be required to: (1) Maintain at all times a minimum Bank Liquidity Ratio of 1.50 to 1.00, reducing to 1:25 to 1.00 at January 31, 2002 and thereafter (the cash component of this ratio is required to be held at the Bank); (2) Beginning with the month ending December 31, 2001, maintain on a monthly basis the greater of
(a) Minimum Company Liquidity Ratio of 1.75 to 1.00 or (b) $14,000,000 in unrestricted cash (unrestricted cash will include any restricted cash held by the Bank) reducing to $8,000,000 at January 31, 2002 and thereafter; (3) Beginning with the month ending December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00; and (4) meet a Milestone covenant of obtaining at least $10,000,000 in new equity from Investors acceptable to the Bank by October 15, 2001.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The following discusses our exposure to market risk related to changes in foreign currency exchange rates, interest rates, and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the risk factors section of this prospectus.

Foreign  Currency  Exchange  Rate  Risk

To date, all our product sales have been made in North America and to a smaller extent, Europe. To the extent that our international operations become meaningful, our financial results could be affected by a variety of factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. The strengthening of the U.S. dollar could make our products less competitive in foreign markets given that the vast majority of sales are currently made in U.S. dollars.

Interest  Rate  Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations. Declines in interest rates over time would reduce our interest income. Interest rate fluctuations would also affect interest paid on our line of credit and term loan credit facility. We do not use derivative financial instruments for speculative or trading purposes.

Funds in excess of current operating requirements are invested in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and large corporations. Because of the nature of our investments, we have concluded that there is no material market risk exposure at June 30, 2001. Therefore, no quantitative tabular disclosures are presented.

The  basic  objectives  of  our  investment  program  are  to  ensure:

     -    safety  and  preservation  of  capital;
     -    sufficient  liquidity  to  meet  cash  flow  requirements;
     -    attainment  of  a  consistent market rate of return on invested funds;
          and
     -    avoiding  inappropriate  concentrations  of  investments.

Equity  Risk

We do not own any marketable equity securities. Therefore, we are not subject to any direct equity price risk.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

The report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1 immediately following the signature page and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There  have  been  none.



                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

See the information set forth in the section entitled "Proposal No. 1-- Election of Directors" in Evolve's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Evolve's fiscal year ended June 30, 2001, (the "2001 Proxy Statement"), which section is incorporated herein by reference.

ITEM  11.  EXECUTIVE  COMPENSATION

See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2001 Proxy Statement, which section is incorporated herein by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

See the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which section  is  incorporated  herein  by  reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference.


                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a) The following documents are filed or incorporated by reference as part of this Annual Report:

      (1)  Financial  Statements

                                                                                           PAGE
                                                                                           ----
           Report of PricewaterhouseCoopers LLP, Independent Accountants                   F-1
           Consolidated Balance Sheets at June 30, 2001 and 2000                           F-2
           Consolidated Statements of Operations for the years ended June 30, 2001, 2000   F-3
           and 1999
           Consolidated Statements of Redeemable Convertible Preferred Stock and           F-4
           Stockholders' Equity (Deficit) for years ended June 30, 2001, 2000 and 1999
           Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000   F-5
           and 1999
           Notes to Consolidated Financial Statements                                      F-6

      (2)  Financial  Statement  Schedules

           The following financial statement schedule is filed herewith at page 35.

           Schedule  II-Valuation  Account

      (3)  Exhibits

EXHIBIT
  NO.                         DESCRIPTION
  ---                         -----------


  2.1    *  Asset Acquisition Agreement, dated as of May 22, 2001, by and between Evolve and
            Vivant Corporation.
  3.1   **  Amended and Restated Certificate of Incorporation of Registrant.
  3.2   **  Bylaws of the Registrant .
  4.1   **  Form of stock certificates.
 10.1   **  Form of Indemnification Agreement between the Registrant and each of its directors.
 10.2   **  Office Building Lease, 1400  65th Street, Emeryville, CA.
 10.3       Amended Office Building Lease, 1400 65th Street, Emeryville, CA.
 10.4   **  1995 Stock Option Plan, as amended.
 10.5   **  2000 Stock Plan.
 10.6   **  2000 Employee Stock Purchase Plan.
 10.7   **  Employment Offer Letter for John P. Bantleman.
 10.8   **  Employment Offer Letter for James J. Bozzini.
 10.9   **  Employment Offer Letter for Kurt M. Heikkinen.
10.10   **  Restricted Stock Purchase Agreements for John P. Bantleman dated January 1998,
            February 1999 and November 1999.
10.11   **  Restricted Stock Purchase Agreement for James J. Bozzini dated November 1999.
10.12   **  Restricted Stock Purchase Agreements for Kurt M. Heikkinen dated November 1999,
             February 2000 and July 2000.
10.13   **  Agreement that provides acceleration for vesting for John P. Bantleman dated
            February 1999.
10.14   **  Amended and Restated Stockholder Rights Agreement among certain investors dated
            June 2000.
10.15   **  Employment Offer Letter for Joseph A. Fuca.
10.16    *  Registration Rights Agreement, dated as of June 29, 2001, by and between Evolve and
            Vivant Corporation.
10.17       Subordinated Loan and Security Agreement dated January 31, 2001, by and between
            Imperial Bank and Registrant.
 21.1       List of Subsidiaries of the Registrant.
 23.1       Consent of PricewaterhouseCoopers LLP, Independent Accountants


     *      Filed  as  an exhibit to the Registrant's Periodic Report on Form 8-K filed July 17,
            2001.
     **     Filed  as  an  exhibit  to  the  Registrant's  Registration  Statement  on Form S-1
            (No.  333-32796).


(b)  Reports  on  Form  8-K

     No report on Form 8-K was filed during the fourth quarter of the fiscal year ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Evolve  Software,  Inc.

Date:     September  28,  2001

                                          /s/    JOHN  P.  BANTLEMAN
                                     -----------------------------------------
                                                 John P. Bantleman
                                       President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, John P. Bantleman and Kenneth J. Bozzini, and each one of them, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




     SIGNATURES                         TITLE                             DATE
     ------------------  ----------------------------------------  ------------------
/s/  JOHN R. OLTMAN      Chairman of the Board                     September 28, 2001
     ------------------
     John R. Oltman

/s/  JOHN P. BANTLEMAN   President, Chief Executive Officer and    September 28, 2001
     ------------------
     John P. Bantleman   Director (Principal Executive Officer)

/s/  KENNETH J. BOZZINI  Chief Financial Officer, Vice President   September 28, 2001
     ------------------
     Kenneth J. Bozzini  of Finance (Principal Financial and
                         Accounting Officer)

/s/  JEFFREY M. DRAZAN   Director                                  September 28, 2001
     ------------------
     Jeffrey M. Drazan

/s/  JUDITH H. HAMILTON  Director                                  September 28, 2001
     ------------------
     Judith H. Hamilton

/s/  PAUL ROCHESTER      Director                                  September 28, 2001
     ------------------
     Paul Rochester

                                                                     SCHEDULE II


                        EVOLVE SOFTWARE, INC. AND SUBSIDIARIES

                                  VALUATION ACCOUNT
                       YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                                    (IN THOUSANDS)


                                       BALANCE AT    CHARGED
                                       BEGINNING   TO OPERATING               BALANCE AT
YEAR          DESCRIPTION               OF YEAR      EXPENSES    DEDUCTIONS   END OF YEAR
----  -------------------------------  ----------  ------------  ----------  ------------
1999  Allowance for doubtful accounts  $        -  $          -  $        -  $          -
2000  Allowance for doubtful accounts  $        -  $      125.0  $        -  $      125.0
2001  Allowance for doubtful accounts  $    125.0  $    1,222.3  $    617.2  $      730.1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  and  Stockholders  of  Evolve  Software,  Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1), present fairly, in all material respects, the financial position of Evolve Software, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule identified in the accompanying index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers  LLP

San  Jose,  California
July  30,  2001,  except for Note 19, as to which the date is September 27, 2001

                                           EVOLVE SOFTWARE, INC.
                                        CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       JUNE 30,
                                                                                 ----------------------
                                                                                    2001        2000
                                                                                 ----------  ----------
ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $  19,914   $  18,660
    Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,840           -
    Accounts receivable, net of allowance for doubtful
        accounts $730 and $125, respectively. . . . . . . . . . . . . . . . . .      6,414       3,952
    Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .      2,454       2,273
    Notes receivable from related party . . . . . . . . . . . . . . . . . . . .        175           -
                                                                                 ----------  ----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .     31,797      24,885

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .     10,481       8,830
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -       2,000
Deposits and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,617       1,213
Note receivable from related party. . . . . . . . . . . . . . . . . . . . . . .          -         100
Goodwill and other intangible assets, net . . . . . . . . . . . . . . . . . . .      3,726      26,951
                                                                                 ----------  ----------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  47,621   $  63,979
                                                                                 ==========  ==========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,670   $   6,467
    Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,852       5,965
    Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,117       7,093
    Capital lease obligations, current portion. . . . . . . . . . . . . . . . .        646         762
    Restructuring accrual, current portion. . . . . . . . . . . . . . . . . . .      2,208           -
    Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,178           -
                                                                                 ----------  ----------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .     24,671      20,287

Capital lease obligations, less current portion . . . . . . . . . . . . . . . .        194         852
Restructuring accrual, less current portion.. . . . . . . . . . . . . . . . . .      4,651           -
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,575       3,958
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        187           -
                                                                                 ----------  ----------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,278      25,097
                                                                                 ----------  ----------

Contingencies and commitments (Note 5 and Note 9)
    Redeemable convertible preferred stock, $.001 par value, 10,000,000 and 130,000,000 shares authorized as of June 30, 2001 and 2000, respectively; shares issued and outstanding:  zero and 115,541,610 as of
      June 30, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . .          -      79,514

Stockholders' equity (deficit)
    Common stock, $0.001 par value; 110,000,000 and 25,000,000 shares authorized as of June 30, 2001 and 2000, respectively; shares issued and outstanding:  40,051,956 and 10,305,880 shares
          as of June 30, 2001 and 2000, respectively. . . . . . . . . . . . . .         40          10
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .    250,485     113,210
    Notes receivable from stockholders. . . . . . . . . . . . . . . . . . . . .     (7,795)     (9,174)
    Unearned stock-based compensation . . . . . . . . . . . . . . . . . . . . .    (11,732)    (40,295)
    Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . .         95          --
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (215,750)   (104,383)
                                                                                 ----------  ----------
        Total stockholder's equity (deficit). . . . . . . . . . . . . . . . . .     15,343     (40,632)
                                                                                 ----------  ----------

        Total liabilities, redeemable convertible preferred stock and
          stockholders' equity (deficit). . . . . . . . . . . . . . . . . . . .  $  47,621   $  63,979
                                                                                 ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                               EVOLVE SOFTWARE, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          YEAR ENDED JUNE 30,
                                                                                   --------------------------------
                                                                                      2001       2000       1999
                                                                                   ----------  ---------  ---------
Revenues:
    Solutions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  25,398   $  7,157   $    150
    Subscriptions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,549      3,386        367
                                                                                   ----------  ---------  ---------
        Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34,947     10,543        517
                                                                                   ----------  ---------  ---------

Cost of revenues:(*)
    Solutions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,034      5,250        251
    Subscriptions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,337      1,920        390
                                                                                   ----------  ---------  ---------
        Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . .     17,371      7,170        641
                                                                                   ----------  ---------  ---------

        Gross profit (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,576      3,373       (124)

Operating expenses:(*)
    Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     44,866     29,006      3,970
    Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . .     22,594     13,716      5,115
    General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . .     19,712     15,779      1,917
    In-process technology write-off . . . . . . . . . . . . . . . . . . . . . . .          -      3,126          -
    Amortization of goodwill and other intangible assets. . . . . . . . . . . . .      8,959      2,809          -
    Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,724          -          -
    Impairment of goodwill and other intangible assets. . . . . . . . . . . . . .     19,647          -          -
                                                                                   ----------  ---------  ---------
        Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . . .    125,502     64,436     11,002

Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (107,926)   (61,063)   (11,126)

Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,014      1,085        277
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (339)      (378)      (697)
Other income (expense). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (139)         5         75
                                                                                   ----------  ---------  ---------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (105,390)   (60,351)   (11,471)

Beneficial conversion feature of Series I redeemable convertible preferred stock.     (5,977)    (9,023)         -

Net loss attributable to common stockholders. . . . . . . . . . . . . . . . . . .  $(111,367)  $(69,374)  $(11,471)
                                                                                   ==========  =========  =========

Net loss per common share -- basic and diluted. . . . . . . . . . . . . . . . . .  $   (3.63)  $ (22.83)  $  (7.21)
                                                                                   ==========  =========  =========

Shares used in net loss per common share calculation -- basic and diluted . . . .     30,643      3,039      1,591
                                                                                   ==========  =========  =========

(*)  Amounts include non-cash stock based compensation as follows:

Cost of revenues:
   Solutions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,547   $  1,382   $      6
Operating expenses:
   Sales and marketing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,557      4,999         94
   Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,088      3,301         58
   General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .      8,691      9,595         60
                                                                                   ----------  ---------  ---------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  17,883   $ 19,277   $    218
                                                                                   ==========  =========  =========

   The accompanying notes are an integral part of these consolidated financial statements.

                                                  EVOLVE SOFTWARE, INC.
                            CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                            AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                     (IN THOUSANDS)


                                                         REDEEMABLE
                                                        CONVERTIBLE                                           ADDITIONAL
                                                      PREFERRED STOCK              COMMON STOCK                PAID-IN
                                                           SHARES        AMOUNTS      SHARES       AMOUNTS     CAPITAL
                                                      ----------------  ---------  -------------  ---------  ------------
BALANCES, JUNE 30, 1998. . . . . . . . . . . . . . .           10,183   $ 11,393          2,113   $      2   $       632
Repurchase of common stock . . . . . . . . . . . . .                -          -           (138)         -          (222)
Issuance of common stock for notes
   receivable to related parties . . . . . . . . . .                -          -          1,996          2           778
Exercise of common stock options . . . . . . . . . .                -          -            200          -           110
Issuance of common stock options to non-employees. .                -          -              -          -            20
Preferred Series F issued upon
   conversion of promissory notes. . . . . . . . . .           16,633     10,656              -          -             -
Issuance of preferred Series G for  cash and.
   conversion of debt, net of issuance costs of $770           28,000      9,530              -          -             -
Unearned stock-based compensation. . . . . . . . . .                -          -              -          -           577
Amortization of unearned stock-based compensation. .                -          -              -          -             -
Net loss . . . . . . . . . . . . . . . . . . . . . .                -          -              -          -             -
                                                      ----------------  ---------  -------------  ---------  ------------
BALANCES, JUNE 30, 1999. . . . . . . . . . . . . . .           54,816     31,579          4,171          4         1,895
Repurchase of common stock . . . . . . . . . . . . .                -          -           (992)        (1)         (557)
Repayment of notes receivable. . . . . . . . . . . .                -          -              -          -             -
Issuance of common stock for notes receivable
    to related parties . . . . . . . . . . . . . . .                -          -          3,296          3         5,715
Exercise of common stock options . . . . . . . . . .                -          -          1,920          2         3,968
Issuance of common stock and common stock
   options to non-employees. . . . . . . . . . . . .                -          -             11          -           155
Issuance of preferred Series H for cash, net of
   issuance costs of $39 . . . . . . . . . . . . . .           35,714     24,961              -          -             -
Issuance of preferred Series I for cash, net
   of issuance costs of $23. . . . . . . . . . . . .           18,047     18,024              -          -             -
Exercise of warrants for Series G preferred stock. .            6,965      4,950              -          -             -
Exercise of warrants for common stock. . . . . . . .                -          -             67          -           800
Issuance of warrants for stock-based settlement. . .                -          -              -          -           651
Dividend relative to beneficial conversion feature
   related to issuance of Series I preferred stock .                -          -              -          -         9,023
Common stock issued for the acquisition of InfoWide.                -          -          1,833          2        32,998
Unearned stock-based compensation. . . . . . . . . .                -          -              -          -        58,562
Amortization of unearned stock-based compensation. .                -          -              -          -             -
Net loss . . . . . . . . . . . . . . . . . . . . . .                -          -              -          -             -
                                                      ----------------  ---------  -------------  ---------  ------------
BALANCES, JUNE 30, 2000. . . . . . . . . . . . . . .          115,542     79,514         10,306         10       113,210
Repurchase of common stock . . . . . . . . . . . . .                -          -           (235)         -          (835)
Repayment of notes receivable. . . . . . . . . . . .                -          -              -          -             -
Issuance of common stock for notes receivable
    to related party . . . . . . . . . . . . . . . .                -          -            416          -         2,063
Issuance of common stock under stock option
    and stock purchase plans . . . . . . . . . . . .                -          -            619          1         2,843
Issuance of preferred Series I for cash. . . . . . .           11,953     11,946              -          -             -
Exercise of warrants for common stock. . . . . . . .                -          -            233          -           500
Exercise of warrants for Series F preferred stock. .              967        632              -          -             -
Issuance of common stock in conjunction with initial
   public offering, net of issuance costs of $5,284.                -          -          5,750          6        46,469
Conversion of convertible preferred stock to
    common stock at IPO. . . . . . . . . . . . . . .         (128,462)   (92,092)        21,410         21        92,070
Common stock issued for the acquisition
    of Vivant technology . . . . . . . . . . . . . .                -          -          1,553          2         2,098
Dividend relative to beneficial conversion feature
   related to issuance of Series I preferred stock .                -          -              -          -         5,977
Unearned stock-based compensation. . . . . . . . . .                -          -              -          -       (13,910)
Amortization of unearned stock-based compensation. .                -          -              -          -             -
Foreign currency translation adjustment. . . . . . .                -          -              -          -             -
Net loss . . . . . . . . . . . . . . . . . . . . . .                -          -              -          -             -
                                                      ----------------  ---------  -------------  ---------  ------------
BALANCES, JUNE 30, 2001. . . . . . . . . . . . . . .                -   $      -         40,052   $     40   $   250,485
                                                      ================  =========  =============  =========  ============


                                                          NOTES                       ACCUMULATED                      TOTAL
                                                        RECEIVABLE       UNEARNED        OTHER                      STOCKHOLDERS'
                                                           FROM        STOCK-BASED    COMPREHENSIVE  ACCUMULATED       EQUITY
                                                       STOCKHOLDERS    COMPENSATION      INCOME        DEFICIT        (DEFICIT)
                                                      --------------  --------------  ------------  -------------  ---------------
BALANCES, JUNE 30, 1998. . . . . . . . . . . . . . .  $        (683)  $           -   $          -  $    (23,538)  $      (23,587)
Repurchase of common stock . . . . . . . . . . . . .            222               -              -             -                -
Issuance of common stock for notes
   receivable to related parties . . . . . . . . . .           (780)              -              -             -                -
Exercise of common stock options . . . . . . . . . .            (24)              -              -             -               86
Issuance of common stock options to non-employees. .              -               -              -             -               20
Preferred Series F issued upon
   conversion of promissory notes. . . . . . . . . .              -               -              -             -                -
Issuance of preferred Series G for  cash and.
   conversion of debt, net of issuance costs of $770              -               -              -             -                -
Unearned stock-based compensation. . . . . . . . . .              -            (577)             -             -                -
Amortization of unearned stock-based compensation. .              -             218              -             -              218
Net loss . . . . . . . . . . . . . . . . . . . . . .              -               -              -       (11,471)         (11,471)
                                                      --------------  --------------  ------------  -------------  ---------------
BALANCES, JUNE 30, 1999. . . . . . . . . . . . . . .         (1,265)           (359)             -       (35,009)         (34,734)
Repurchase of common stock . . . . . . . . . . . . .            502               -              -             -              (56)
Repayment of notes receivable. . . . . . . . . . . .             65               -              -             -               65
Issuance of common stock for notes receivable
    to related parties . . . . . . . . . . . . . . .         (5,718)              -              -             -                -
Exercise of common stock options . . . . . . . . . .         (2,758)              -              -             -            1,212
Issuance of common stock and common stock
   options to non-employees. . . . . . . . . . . . .              -               -              -             -              155
Issuance of preferred Series H for cash, net of
   issuance costs of $39 . . . . . . . . . . . . . .              -               -              -             -                -
Issuance of preferred Series I for cash, net
   of issuance costs of $23. . . . . . . . . . . . .              -               -              -             -                -
Exercise of warrants for Series G preferred stock. .              -               -              -             -                -
Exercise of warrants for common stock. . . . . . . .              -               -              -             -              800
Issuance of warrants for stock-based settlement. . .              -               -              -             -              651
Dividend relative to beneficial conversion feature
   related to issuance of Series I preferred stock .              -               -              -        (9,023)               -
Common stock issued for the acquisition of InfoWide.              -               -              -             -           33,000
Unearned stock-based compensation. . . . . . . . . .              -         (58,562)             -             -                -
Amortization of unearned stock-based compensation. .              -          18,626              -             -           18,626
Net loss . . . . . . . . . . . . . . . . . . . . . .              -               -              -       (60,351)         (60,351)
                                                      --------------  --------------  ------------  -------------  ---------------
BALANCES, JUNE 30, 2000. . . . . . . . . . . . . . .         (9,174)        (40,295)             -      (104,383)         (40,632)
Repurchase of common stock . . . . . . . . . . . . .            609               -              -             -             (226)
Repayment of notes receivable. . . . . . . . . . . .            543               -              -             -              543
Issuance of common stock for notes receivable
    to related party . . . . . . . . . . . . . . . .         (2,063)              -              -             -                -
Issuance of common stock under stock option
    and stock purchase plans . . . . . . . . . . . .           (697)              -              -             -            2,147
Issuance of preferred Series I for cash. . . . . . .              -               -              -             -                -
Exercise of warrants for common stock. . . . . . . .              -               -              -             -              500
Exercise of warrants for Series F preferred stock. .              -               -              -             -                -
Issuance of common stock in conjunction with initial
   public offering, net of issuance costs of $5,284.              -               -              -             -           46,475
Conversion of convertible preferred stock to
    common stock at IPO. . . . . . . . . . . . . . .              -               -              -             -           92,091
Common stock issued for the acquisition
    of Vivant technology . . . . . . . . . . . . . .              -               -              -             -            2,100
Dividend relative to beneficial conversion feature
   related to issuance of Series I preferred stock .              -               -              -       ( 5,977)               -
Unearned stock-based compensation. . . . . . . . . .          2,987          10,680              -             -             (243)
Amortization of unearned stock-based compensation. .              -          17,883              -             -           17,883
Foreign currency translation adjustment. . . . . . .              -               -             95             -               95
Net loss . . . . . . . . . . . . . . . . . . . . . .              -               -              -      (105,390)        (105,390)
                                                      --------------  --------------  ------------  -------------  ---------------
BALANCES, JUNE 30, 2001. . . . . . . . . . . . . . .  $      (7,795)  $     (11,732)  $         95  $   (215,750)  $       15,343
                                                      ==============  ==============  ============  =============  ===============


    The accompanying notes are an integral part of these consolidated financial statements.

                                                    EVOLVE SOFTWARE, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)

                                                                                                        YEAR ENDED JUNE 30,
                                                                                                --------------------------------
                                                                                                   2001       2000       1999
                                                                                                ----------  ---------  ---------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(105,390)  $(60,351)  $(11,471)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Loss on disposal of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38          -          7
   Common stock options issued to non-employees. . . . . . . . . . . . . . . . . . . . . . . .          -         23         20
   Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,095        125          -
   Depreciation and amortization - fixed assets. . . . . . . . . . . . . . . . . . . . . . . .      3,697        852        384
   Amortization of goodwill and other intangible assets. . . . . . . . . . . . . . . . . . . .      8,958      2,901          -
   In-process technology write-off . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -      3,126          -
   Non-cash restructuring charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,694          -          -
   Impairment of goodwill and other intangible assets. . . . . . . . . . . . . . . . . . . . .     19,647          -          -
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        102        298        571
   Stock-based charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,883     19,277        218
   Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,558)    (3,973)       (78)
    Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . . . .       (198)    (1,934)      (201)
    Notes receivable from related party. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (75)       (40)       (40)
    Deposits and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (647)      (925)       (42)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (796)     6,143          3
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (431)     5,171        331
    Restructuring accrual. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,859          -          -
    Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,024      5,077      1,966

       NET CASH USED IN OPERATING ACTIVITIES                                                      (50,098)   (24,230)    (8,332)
                                                                                                ----------  ---------  ---------

Cash flows from investing activities:
 Purchase of short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (22,430)    (2,264)         -
 Maturities of short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,591      2,264          -
 Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,631)    (7,436)       (41)
 Proceeds from sale of property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .         20          -          -
 Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,000     (2,000)         -
 Purchase of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,225)      (300)         -
 Cash acquired upon acquisition of InfoWide. . . . . . . . . . . . . . . . . . . . . . . . . .          -        292          -

       NET CASH USED IN INVESTING ACTIVITIES                                                      (10,675)    (9,444)       (41)
                                                                                                ----------  ---------  ---------

Cash flows from financing activities:
 Payments under capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . . .       (775)      (490)      (379)
 Repayment of notes payable to related party . . . . . . . . . . . . . . . . . . . . . . . . .          -          -       (100)
 Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,753          -          -
 Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,060)         -          -
 Proceeds from payment on note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .        543         65          -
 Proceeds from initial public offering, net. . . . . . . . . . . . . . . . . . . . . . . . . .     46,474          -          -
 Proceeds from issuance of preferred stock, net of issuance costs. . . . . . . . . . . . . . .     12,577     47,935      9,530
 Proceeds from exercise of common stock options. . . . . . . . . . . . . . . . . . . . . . . .        866      1,240         86
 Proceeds from exercise of warrants for common stock . . . . . . . . . . . . . . . . . . . . .        500        800          -
 Proceeds from employee stock purchase plan. . . . . . . . . . . . . . . . . . . . . . . . . .      1,281          -          -
 Payments on repurchase of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (226)       (56)         -

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   61,933     49,494      9,137
                                                                                                ----------  ---------  ---------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . . . . . . . .         94          -          -

Increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,254     15,820        764
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . . . .     18,660      2,840      2,076
                                                                                                ----------  ---------  ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $  19,914   $ 18,660   $  2,840
                                                                                                ==========  =========  =========

 Supplemental disclosure of cash flow information:

  Cash paid to settle litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     290   $      -   $      -
                                                                                                ==========  =========  =========

  Cash paid during the period for interest . . . . . . . . . . . . . . . . . . . . . . . . . .  $     768   $     71   $    121
                                                                                                ==========  =========  =========

 Supplemental schedule of non-cash investing and financing activities:

  Assets acquired under capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $  1,495   $    235
                                                                                                ==========  =========  =========

  Notes receivable from stockholder in exchange for common stock . . . . . . . . . . . . . . .  $   2,760   $  8,476   $    804
                                                                                                ==========  =========  =========

  Repurchase of common stock issued for notes receivable . . . . . . . . . . . . . . . . . . .  $     609   $    502   $    222
                                                                                                ==========  =========  =========

  Conversion of convertible debt into Series F preferred stock . . . . . . . . . . . . . . . .  $       -   $      -   $ 10,656
                                                                                                ==========  =========  =========

  Conversion of convertible debt into non-convertible promissory note. . . . . . . . . . . . .  $       -   $      -   $  3,500
                                                                                                ==========  =========  =========

  Acquisition of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,130   $ 29,448   $      -
                                                                                                ==========  =========  =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                              EVOLVE SOFTWARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

THE  COMPANY

Evolve Software, Inc. (the "Company" or "Evolve") was incorporated under the laws of the state of Delaware in February 1995 for the purpose of designing, developing, marketing and supporting enterprise application software products. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Evolve Software Europe Ltd., Evolve Software (India) Pvt. Ltd. and Evolve Canada, Inc. which were incorporated in May 2000, December 2000 and April 2001, respectively.

LIQUIDITY

The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to reduce net operating expenses and raise additional financing through public or private equity financing or other sources of financing to fund operations. There is no assurance that the Company will achieve a reduction of net operating expenses or that it will be able to raise adequate financing from other sources. Management believes that its current funds and access to available capital will be sufficient to enable the Company to meet its planned expenditures through at least June 30, 2002. If anticipated operating results are not achieved, management has the intent and it believes that it has the ability, to reduce expenditures by reductions in headcount so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Evolve and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

FOREIGN  CURRENCY  TRANSLATION

The Company's international subsidiaries use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during each period. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses, which are recorded in the statement of operations, have not been material, to date.

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

REVENUE  RECOGNITION

The Company derives revenues from fees for licenses and implementation services ("Solutions revenue") and fees from maintenance, application service provider and subscription agreements ("Subscription revenue"). The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. The Company also follows the provisions of the Securities Exchange Commission's Staff Accounting Bulletin No.101 (SAB 101), "Revenue Recognition in Financial Statements."

Under SOP 97-2 as amended and SAB 101, the Company recognizes revenues when all of the following conditions are met:

     -    when  persuasive  evidence  of  an  agreement  exists;
     -    the  delivery  of  the  product  has  occurred;
     -    the  fee  is  fixed  or  determinable;  and
     - the Company believes that collection of these fees is reasonably assured.

Generally, the Company has vendor specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In those cases where first year maintenance revenue is included in the license fee, the Company defers the fair value of the first year maintenance revenue at the outset of the arrangement and recognizes it ratably over the period during which the maintenance is to be provided, which normally commences on the date the software is delivered.

Historically, the Company did not have vendor specific objective evidence of fair value for services specified in certain software arrangements, as the services were never sold separately. Accordingly, the remaining software revenue allocated to such software licenses and services was recognized ratably on a straight-line basis over the period during which the services were provided, which was generally between six and nine months. In October 2000 the Company established vendor specific objective evidence of fair value for certain services. For these contracts, which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion. Revenue for these arrangements is classified as Solutions revenue. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. In cases where a sale of a license does not include implementation services (i.e., a sale of additional seats or a sale of product to be implemented by a third-party), revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met.

The Company generates revenue from its application service provider ("ASP") business, by hosting the software, and making the solution available to the customer via the Internet, as well as providing maintenance and other services to the customer. In such situations, customers pay a monthly fee for the term of the contract in return for access to the Company's software, maintenance and other services such as implementation, training, consulting and hosting. For certain ASP software arrangements for which the Company does not have vendor specific objective evidence of fair value for the elements of the contract, fees from such arrangements are recognized on a monthly basis as the hosting service is provided. In other circumstances where the customer has the right to take delivery of the software and the Company has vendor specific objective evidence of fair value for the hosting element of the contract, fees from the arrangement are allocated between the elements based on the vendor specific objective evidence. Revenue for these hosting arrangements is classified as Subscriptions revenue.

License revenue includes product licenses to companies from which the Company has purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements"). Products and services purchased in reciprocal arrangements include: 1) software licensed for internal use, 2) software licensed for resale or incorporation into the Company's products; and 3) development or implementation services. For reciprocal arrangements, we consider Accounting Principles Boards or APB No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force or EITF, Issue No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions" to determine whether the arrangement is a monetary or nonmonetary transaction. In determining these fair values, the company considers the recent history of cash sales of the same products or services in similar sized transactions. Revenues recognized under reciprocal arrangements were $3.1 million, $369,000 and $0 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

CASH  AND  CASH  EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with original or remaining maturities of three months or less at the purchase date. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts. Substantially all cash and cash equivalents are on deposit with four financial institutions. Cash equivalents are recorded at cost, which approximates fair value.

INVESTMENTS

The Company classifies all of its investments as "available for sale" in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company states its investments at estimated fair value, with unrealized gains and losses reported in stockholders' equity. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are, therefore, classified as current assets.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value because of their short maturities. The long-term debt and capital lease obligations are carried at cost, which approximates fair values due to the proximity of the implicit interest rates of these financial instruments and the prevailing rates for similar instruments.

RESTRICTED  CASH

At June 30, 2000, cash balances of $2.0 million were restricted from withdrawal and held in a bank in the form of a certificate of deposit. The certificate of deposit served as collateral supporting standby letters of credit issued to the Company's landlord for the Emeryville, California facility as security deposits.

CONCENTRATIONS

Cash and cash equivalents are maintained with four major financial institutions, with high credit ratings, in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimum risk.

At June 30, 2001, the Company had one customer that represented 11% of accounts receivable. At June 30, 2000, the Company had two customers that represented 15% and 10% of accounts receivable.

For the year ended June 30, 2001, sales to one customer accounted for 14% of total revenues. For the year ended June 30, 2000, sales to two customers accounted for 19% and 13% of total revenues. For the year ended June 30, 1999, sales to three customers accounted for 58%, 32%, and 10%, respectively, of total revenues.

PROPERTY  AND  EQUIPMENT

Property and equipment is recorded at cost and depreciated using the straight-line method. Computer hardware, computer software and office equipment are depreciated over three years, furniture and fixtures, telephone equipment and vehicles are depreciated over five years and leasehold improvements are amortized over the lesser of seven years or the term of the related lease. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of operations.

Costs relating to the acquisition and development of internal-use software are capitalized and depreciated over their estimated useful lives, generally three years or less.

GOODWILL  AND  OTHER  INTANGIBLES

Goodwill and other intangibles are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, which range from one to three years.

LONG-LIVED  ASSETS

The Company assesses potential impairments to its long-lived assets, including identifiable intangibles and goodwill, periodically, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The Company also assesses the impairment of enterprise level goodwill, periodically, in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could result in an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period of time, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any permanent impairment based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the Company's current business model.

RECLASSIFICATIONS

Certain amounts have been reclassified in the accompanying financial statements to conform to the fiscal 2001 presentation. There has been no impact on stockholders' equity (deficit) or net loss as a result of the reclassification.

RESEARCH  AND  DEVELOPMENT  AND  SOFTWARE  DEVELOPMENT  COSTS

Costs incurred in the research, design and development of products for sale are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release for sale substantially coincide. As a result, the Company has not capitalized any software development costs, since such costs have not been significant.

ADVERTISING

Advertising costs totaled $4.7 million, $7.5 million, and $275,000 in the years ended June 30, 2001, 2000 and 1999, respectively. The Company expenses these costs as incurred.

INCOME  TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and the net operating loss and credit carryforwards using enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

SEGMENT  INFORMATION

The Company operates in only one segment, namely workforce optimization software and, as such, uses only one measure of profitability for internal reporting purposes. To date substantially all of the Company's revenues have been derived from within the United States.

STOCK-BASED  CHARGES

The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, pro forma disclosures required under SFAS 123 have been presented. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price of the option. Stock, stock options, and warrants for stock issued to non-employees have been accounted for in accordance with the provisions of SFAS 123 and Emerging Issue Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

In March 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. The implementation of FIN 44 did not have a material impact on the Company's financial statements. The Company adopted FIN 44 beginning July 1, 2000.

COMPREHENSIVE  INCOME  (LOSS)

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and their components in financial statements. The statement of comprehensive loss follows (in thousands):

                                                     YEAR ENDED JUNE 30,
                                              --------------------------------
                                                 2001       2000       1999
                                              ----------  ---------  ---------
Net loss                                      $(105,390)  $(60,351)  $(11,471)
Foreign currency translation adjustment              95          -          -
                                              ----------  ---------  ---------
Comprehensive loss                            $(105,295)  $(60,351)  $(11,471)
                                              ==========  =========  =========

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," that requires companies to record derivative financial instruments on their balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," that amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency translations and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. Management's adoption of SFAS 133 did not have a material effect on our consolidated financial statements.

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Evolve will continue to amortize goodwill and purchased intangible assets acquired prior to June 30, 2001, until it adopts SFAS 142. For business combinations initiated after June 30, 2001, Evolve will follow the non-amortization method under SFAS 142. The provisions of each statement may be adopted by Evolve as early as July 1, 2001. Evolve is currently assessing SFAS No. 141 and 142 and has not determined the impact on Evolve's consolidated financial statements.

NOTE  2.  ACQUISITIONS

On June 29, 2001, Evolve acquired certain assets of Vivant! Corporation ("Vivant"). The total acquisition cost was approximately $3.1 million primarily compromised of $910,000 in cash, 1,553,254 shares of the Company's common stock valued at $1.6 million, a future stock commitment valued at a minimum of $525,000 and $137,000 for transaction related expenses. The Company, with the assistance of an independent valuation, recorded approximately $2.2 million in developed technology, $717,000 in goodwill and $187,000 in acquired workforce upon this acquisition which was accounted for as a purchase. The results of Vivant's operations have been included in the consolidated financial statements since and date of acquisition.

The number of shares issued to Vivant at the closing of the acquisition is subject to adjustment (by issuance of additional shares or redemption of existing shares) based on the market value of the Evolve common stock as of the time the registration of such shares becomes effective. In addition, Evolve has agreed to issue to Vivant additional shares of its common stock with a value of no less than $525,000 and no more than $4,425,000 at specified times based on receipts from the sale of Vivant's products for the shorter of twenty-four months from the date of the agreement or eighteen months from the Company's first customer contract that incorporates Vivant technology. The Company is still refining its purchase price allocation, which may result in adjustments in future periods.

On March 31, 2000, the Company acquired all the common stock of InfoWide, Inc. for a total consideration of 1.8 million shares of common stock and approximately $70,000 of related expenses. The acquisition consideration, together with transaction expenses, was valued at $33.0 million. InfoWide was incorporated on April 15, 1998, under the laws of the state of Delaware. InfoWide provided a web-hosted, financial management package designed for professional services organizations. The acquisition was accounted for as a purchase and the results of operations of InfoWide have been included in the consolidated financial statements from the date of acquisition. At the date of the acquisition, InfoWide's assets less liabilities totaled $496,000. The Company recorded approximately $22.6 million in goodwill, $5.8 million in developed technology, $3.1 million in in-process technology and $990,000 in other intangibles.

The Company amortizes goodwill and other intangible assets over periods of between one and three years. Amortization of the intangible assets will be determined after the Company reviews SFAS No. 142 "Goodwill and Other Intangible Assets."

The amount allocated to the purchased technology of $3.1 million was determined based on an appraisal completed by an independent third-party using established valuation techniques and was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The projects' percentages of completion were estimated to be in the range between 10% and 67%. The value of this in-process technology was determined by estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process technology, estimating the costs to develop the purchased in-process technology into commercially viable products and discounting the net cash flows back to their present value.

In the fourth quarter of fiscal 2001 management determined that the carrying value of certain goodwill and purchased intangible assets were impaired due to changes in circumstances from those present at the time these assets were acquired. At the time of the acquisition, the technology acquired from InfoWide, Inc. was expected to be utilized in the proposed Services.com business. As of June 30, 2001, the current and future plans for utilization of this technology have diminished materially such that expected future cash flows from the use of the technologies were less than the carrying value of the underlying assets. Accordingly, an impairment charge of $18.1 million was recognized in the fourth quarter of fiscal 2001 to reduce the carrying value of goodwill and purchased intangible assets to the present value of the future expected cash flows. See also "Note 14. Restructuring and Impairment Charges."

The following unaudited pro forma consolidated financial information presents the combined results of the Company with InfoWide, Inc. and Viviant as if the acquisitions had occurred on July 1, 1998, after giving effect to certain adjustments, principally the elimination of in-process technology write-off and amortization of goodwill and other intangible assets. This unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions been completed on July 1, 1998 (in thousands except loss per share amounts).

                                             YEAR ENDED JUNE 30,
                                      --------------------------------
                                         2001       2000       1999
                                      ----------  ---------  ---------
Revenues                              $  35,122   $ 10,604   $    517
                                      ==========  =========  =========
Net loss                              $(122,999)  $(81,268)  $(25,212)
                                      ==========  =========  =========
Basic and diluted net loss per share  $   (3.69)  $ (14.29)  $  (5.94)
                                      ==========  =========  =========


NOTE  3.  NET  LOSS  PER  SHARE

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

                                                               YEAR ENDED JUNE 30,
                                                        --------------------------------
                                                           2001       2000       1999
                                                        ----------  ---------  ---------

Numerator
  Net loss                                              $(105,390)  $(60,351)  $(11,471)
  Beneficial conversion feature of Series I redeemable
    Convertible preferred stock                            (5,977)    (9,023)         -
                                                        ----------  ---------  ---------
Net loss attributable to common stockholders            $(111,367)  $(69,374)  $(11,471)
                                                        ==========  =========  =========

Denominator
  Weighted average common shares                           35,637      7,007      2,899
  Weighted average common shares subject to repurchase     (4,994)    (3,968)    (1,308)
                                                        ----------  ---------  ---------
Denominator for basic and diluted calculation              30,643      3,039      1,591
                                                        ==========  =========  =========

The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per common share calculation because to do so would be antidilutive for the periods indicated (in thousands):

                                                          JUNE 30,
                                                    ---------------------
                                                    2001    2000    1999
                                                    -----  ------  ------
Shares issuable under stock options                 5,806   2,070     928
Shares of unvested stock subject to repurchase 3,573 5,250 2,261 Shares issuable pursuant to warrants to purchase
   common and convertible preferred stock               9     414   1,641
Shares of convertible preferred stock on an "as if
   converted" basis                                     -  19,258   9,137
                                                    -----  ------  ------
                                                    9,388  26,992  13,967
                                                    =====  ======  ======

NOTE  4.  ISSUANCE  OF  DEBT

In January 2001 the Company entered into a credit arrangement providing a line-of-credit of $7.5 million and a $7.5 million term loan credit facility with interest accruing at the rate of the bank's prime rate plus 0.75% and 1.00%, respectively. At June 30, 2001, these rates were 7.75% and 8.0%, respectively. As of June 30, 2001, the Company had utilized $4.8 million of the term loan credit facility. The loan will be fully repaid over the next two fiscal years. Both the line-of-credit and the term loan credit facility are collateralized by all of the Company's assets, including intellectual property, except for previously leased equipment. The line-of-credit also includes a $5.0 million sublimit to secure commercial and/or standby letters-of-credit of which $2.9 million has been utilized to support letters-of-credit issued to the landlord of the Company's Emeryville facility. Any advances on the line-of-credit mature one year from the loan documents with interest due monthly. Advances on the term loan credit facility are due twenty-eight months from the advance with interest only payments for the first four months and then equal payments of interest and principal amortized over the remaining twenty-four months. The Company is required to maintain certain financial ratios as part of the loan covenants. At June 30, 2001, the Company was in violation of a minimum revenue covenant (see
Note  19.  Subsequent  Events).

Principal payments due under the term loan and the line-of-credit facility are as follows (in thousands):

Year ended June 30,
2002                  $  2,178
2003                     2,377
2004                       198
                      ---------
Total                 $  4,753
                      =========
Current portion       $  2,178
                      =========
Long term portion     $  2,575
                      =========

NOTE  5.  CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. In February 2001 one of the Company's early customers filed an action in the United States District Court alleging claims that certain software and services purchased from the Company did not satisfy certain contractual obligations. The lawsuit further alleges that the Company engaged in unfair or deceptive practices in violation of state law and is seeking treble damages. As the claim is in the early stage of litigation, it is not possible to estimate the outcome of this contingency.

The Company believes that there are no other claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

NOTE  6.  CASH  AND  CASH  EQUIVALENTS  AND  SHORT-TERM  INVESTMENTS

Cash equivalents and short-term investments consisted of the following (in thousands):

                                                     JUNE 30,
                                                 ----------------
                                                  2001     2000
                                                 -------  -------
Checking balances                                $ 4,410  $18,104
Money market funds                                 9,601       57
Commercial paper                                   4,310      499
Government agencies                                4,343        -
Certificates of deposit                               90        -
                                                 -------  -------
   Total                                         $22,754  $18,660
                                                 -------  -------

Included in cash and cash equivalents            $19,914  $18,660
Included in short-term investments                 2,840        -
                                                 -------  -------
   Total                                         $22,754  $18,660
                                                 =======  =======

The estimated fair value of all cash equivalents and short-term investments is equal to their cost.

NOTE  7.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  the  following  (in  thousands):

                                                      JUNE 30,
                                                 ------------------
                                                   2001      2000
                                                 --------  --------
Computer hardware                                $ 6,091   $ 5,121
Computer software                                  2,585     1,972
Furniture and fixtures and office equipment        2,062     1,831
Leasehold improvements                             2,725     1,260
Vehicles                                              78         -
Software developed for internal use                    -       718
                                                 --------  --------
                                                  13,541    10,902
Less: Accumulated depreciation and amortization   (3,060)   (2,072)
                                                 --------  --------
Property and equipment, net                      $10,481   $ 8,830
                                                 ========  ========

The Company leases certain computer hardware and software, and furniture and fixtures under capital leases. The total cost and accumulated amortization of these assets as of June 30, 2001 and 2000 are as follows (in thousands):

                                                     JUNE 30,
                                                 -----------------
                                                  2001      2000
                                                 -------  --------
Computer hardware                                $1,564   $ 2,684
                                                 -------  --------
Computer software                                   167       214
Furniture and fixtures                                -       216
                                                  1,731     3,114
Less: Accumulated depreciation and amortization    (326)   (1,502)
                                                 -------  --------
Property and equipment, net                      $1,405   $ 1,612
                                                 =======  ========

NOTE  8.  GOODWILL  AND  OTHER  INTANGIBLES  ASSETS

(in thousands)                JUNE 30,
                          ----------------
                           2001      2000
                          -------  -------
Goodwill                  $  718   $22,580
                          -------  --------
Purchased technologies     2,925     5,877
Domain name                  405       405
Assembled workforce          187       990
                          -------  --------
                           4,235    29,852
Accumulated amortization    (509)   (2,901)
                          -------  --------
                          $3,726   $26,951
                          =======  ========


NOTE  9.  COMMITMENTS

Capital  leases

Future minimum lease payments under capital leases as of June 30, 2001, are as follows (in thousands):

                                                    JUNE 30, 2001
                                                   ===============
2002                                               $          685
2003                                                          234
                                                   ---------------
Total minimum lease payments                                  919
Less amount representing interest                             (79)
                                                   ---------------

Present value of minimum lease payments                       840
Less current portion of capital lease obligations            (646)
                                                   ---------------
Long-term portion of capital lease obligations     $          194
                                                   ===============

Operating  leases

The Company leases its office facilities under operating leases expiring through July 2007. Future minimum obligations under noncancelable operating leases at June 30, 2001, are as follows (in thousands):

            JUNE 30, 2001
            --------------
2002        $        3,395
2003                 2,973
2004                 2,976
2005                 2,849
2006                 2,597
Thereafter           2,816
            --------------
            $       17,606
            ==============

Rent expense under operating leases for the years ended June 30, 2001, 2000 and 1999 was $2.7 million, $747,000 and $483,000, respectively.

NOTE  10.  ACCRUED  LIABILITIES

(in thousands)                                 JUNE 30,
                                           --------------
                                            2001    2000
                                           ------  ------
Accrued compensation and related expenses  $2,915  $3,914
Professional fees                             948   1,141
Other                                       1,989     910
                                           ------  ------
   Total                                   $5,852  $5,965
                                           ======  ======

NOTE  11.  STOCK-BASED  CHARGES

In connection with stock option grants, issuance of restricted stock subject to vesting rights and modifications of option awards, the Company has recorded stock-based charges of $17.9 million, $19.3 million and $218,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Stock-based charges, allocated across functional areas, affected the following items in the consolidated statements of operations (in thousands):

                                 YEAR ENDED JUNE 30,
                               =======================
                                2001     2000    1999
                               -------  ------  ------
Cost of revenues:
   Solutions                   $ 1,547  $ 1,382  $   6

Operating expenses:
   Sales and marketing           4,557    4,999     94
   Research and development      3,088    3,301     58
   General and administrative    8,691    9,595     60
                               -------  ------  ------
      Total                    $17,883  $19,277  $ 218
                               =======  =======  =====

In connection with the termination of two employees, in February 2001, the Company modified the remaining vesting provisions of the restricted stock awards for a total of 177,084 shares with a weighted average exercise price of $1.03. As a result of the award modification and change to non-employee status, the value of these awards was determined using the Black-Scholes option pricing model and are subject to revision each financial reporting period until the shares are vested. The related adjustment reduced additional paid-in capital, unearned stock-based compensation and stock-based charges, during the year ended June 30, 2001, by $2.5 million, $1.2 million and $1.3 million, respectively. The restricted stock awards will continue to vest during the consulting periods ranging from six to twelve months from the date of separation. As a result, the charge may be subject to substantial increase or decrease based on future changes in the market price of the Company's common stock.

In connection with the termination of three employees, in the fourth quarter of fiscal 2001, the Company modified the remaining vesting provisions of the restricted stock awards for a total of 649,222 shares with a weighted average exercise price of $3.99. Additionally, these three employees were given an option of a one-time right to return the shares to the Company in exchange for cancellation of the stockholders loans and related interest with which the purchase price was previously paid. As a result of the award modification and change to non-employee status, the value of these awards was determined using the Black-Scholes option pricing model and is subject to revision each financial reporting period until the shares are exercised or expire. The related
adjustment   reduced   additional   paid-in   capital,   unearned   stock-based
compensation, stock-based charges and loans and interest to shareholders, during the year ended June 30, 2001, by $6.0 million, $1.0 million, $1.8 million and $3.2 million, respectively. The restricted stock awards will continue to vest during the consulting periods of six months from the date of separation. As a result, the charge may be subject to substantial increase or decrease based on future changes in the market price of the Company's common stock.

NOTE  12.  INCOME  TAXES

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows (in thousands):

                                               JUNE 30,
                                    -------------------------------
                                      2001       2000       1999
                                    ---------  ---------  ---------
Net operating loss carryforwards    $ 43,385   $ 23,909   $ 11,309
Restructuring reserve                  2,421          -          -
Capitalized research & development     1,554          -          -
Depreciation                             491       (203)        77
Capitalized start-up costs - net         872      1,416      1,945
Accrued liabilities                      843      1,523        121
InfoWide acquisition liability             -     (2,735)         -
Research and development credit        2,952      1,866      1,823
                                    ---------  ---------  ---------
   Total deferred assets              52,518     25,776     15,275
Less valuation allowance             (52,518)   (25,776)   (15,275)
                                    ---------  ---------  ---------
                                    $      -   $      -   $      -
                                    =========  =========  =========

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

At June 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $118.4 million and $53.7 million, respectively, available to reduce future taxable income. These carryforwards expire through 2021 and 2006, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $2.1 million and $1.2 respectively, for federal and state income tax purposes at June 30, 2001. The research and development tax credit carryforwards expire in 2021.

The Company's ability to utilize its net operating loss carryforwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in change in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit on an annual basis the Company's future use of its net operating loss carryforwards and research and development tax credit.

NOTE  13.  EMPLOYEE  SAVINGS  AND  INVESTMENT

401(K)  PLAN

The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15% or $10,500) of their eligible pretax earnings. All employees of the Company are eligible to participate in the Savings Plan. The Company is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

EMPLOYEE  STOCK  PURCHASE  PLAN

The Company's 2000 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the board of directors and stockholders of the Company in August 2000 and became effective upon the closing of the IPO in August of 2000. A total of 2,000,000 shares have been reserved for issuance under the Purchase Plan. The purchase plan provides for automatic annual increases in the number of shares reserved for issuance under the plan in an amount equal to the lesser of 1) the number of shares issued pursuant to this plan during the proceeding fiscal year,
2) 1,000,000 shares, or 3) such lesser amount as may be determined by the Board of Directors. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employee's cash compensation. The purchase price will be 85% of the common stock fair value at the lower of certain plan-defined dates. As of June 30, 2001, there have been 207,882 shares issued, at a price of $6.16, and 1,792,118 reserved for future issuance.

NOTE  14.  RESTRUCTURING  AND  IMPAIRMENT  CHARGES

During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $9.7 million to account for charges designed to reduce future costs and strengthen the Company's position to execute its strategy. The restructuring charges included $1.6 million of severance related costs, which resulted from the involuntary termination of 97 employees or 27% of its workforce. These employees were primarily in the Company's United States operations. Of these severance related costs, $780,000 are payable during fiscal 2002. Facilities related restructuring charges, resulting from the consolidation of excess facilities, totaled $6.4 million. At June 30, 2001, the remaining balance totaled $6.1 million of which $1.4 million is included in short-term liabilities and $4.7 is included in long-term liabilities. The future obligation of the facilities restructuring charges is included in the future minimum lease payments payable under non-cancelable operating leases at June 30, 2001. As a result of the workforce reduction and the facilities restructuring, the Company recorded a non-cash charge of $1.7 million for the disposal of excess fixed assets. This charge consisted principally of $1.2 million for leasehold improvements and furniture related to the excess facilities and $468,000 for computer hardware and software and telecommunications equipment related to the workforce reduction.

(in thousands)                         SEVERANCE    ACCRUAL OF      FIXED
                                      AND RELATED     LEASE         ASSET
                                        CHARGES    COMMITMENTS    WRITE-OFF    TOTALS
                                      -----------  -------------  ----------  --------
Total restructuring charges           $    1,597   $      6,433   $   1,694   $ 9,724
Amount paid                                 (817)          (354)          -    (1,171)
Non-cash charges                               -              -      (1,694)   (1,694)
                                      -----------  -------------  ----------  --------
Accrued liabilities at June 30, 2001  $      780   $      6,079   $       -   $ 6,859
                                      ===========  =============  ==========  ========

Short-term                            $      780   $      1,428   $       -   $ 2,208
Long-term                             $        -   $      4,651   $       -   $ 4,651

During the fourth quarter of fiscal year 2001 Evolve identified indicators of possible impairment of goodwill and other acquired intangible assets relating to the InfoWide, Inc. acquisition. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts and the decision to discontinue the Services.com service. Accordingly, Evolve compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, the Company recorded a charge of $19.6 million related to the impairment of goodwill and other intangible assets, including $14.2 million in goodwill, $376,000 in non-compete agreements and $3.5 million in technology acquired from InfoWide, Inc. as well as $1.5 million relating to software used in our discontinued Services.com business. The Company measured the impairment as the amount by which the carrying amount exceeded the present value of the estimated future cash flows.

NOTE  15.  STOCKHOLDER'S  EQUITY

COMMON  AND  PREFERRED  STOCK

In fiscal 2001 the Company increased its authorized common stock to 110,000,000 shares and reduced its authorized preferred stock to 10,000,000 shares. Par value on both classes of stock was reduced from $.01 per share to $.001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of preferred stock outstanding. As of June 30, 2001, no dividends have been declared. At June 30, 2001 and 2000, 3,572,847 and 5,266,253 unvested shares of common stock, respectively, were subject to repurchase at the original purchase price.

Under the Company's Certificate of Incorporation, as amended in June 2000, the Company was authorized to issue 130,000,000 shares of preferred stock. From inception through June 30, 2001, the Company issued preferred stock as follows:

                                 AMOUNT
                                 NET OF                                 PAR    LIQUIDATION     COMMON
                 ORIGINAL      ISSUANCE        SHARES     ISSUED AND   VALUE   PREFERENCE      STOCK
               ISSUE  PRICE   COSTS ($000)   AUTHORIZED   OUTSTANDING  AMOUNT    ($000)     EQUIVALENTS
               ------------  -------------  -----------  -----------  -------  -----------  -----------
Series    A    $       0.40  $         452    1,167,500    1,167,500  $  0.01  $       467      194,583
Series    B    $       1.00          3,030    3,125,000    3,075,000     0.01        3,075      512,500
Series    C    $       1.00            988    1,000,000    1,000,000     0.01        1,000      166,667
Series    D    $       1.00          2,905    2,940,000    2,940,000     0.01        2,940      490,000
Series    E    $       2.00          4,018    2,030,000    2,000,000     0.01        4,000      333,333
Series    F    $       0.65         11,288   17,600,000   17,600,000     0.01       11,578    2,933,334
Series    G    $ 0.36-$0.71         14,480   35,000,000   34,965,000     0.01       14,975    5,827,500
Series    H    $       0.70         24,961   35,715,000   35,714,289     0.01       25,000    5,952,382
Series    I    $       1.00         29,970   30,000,000   30,000,000     0.01       30,000    4,999,999
                             -------------  -----------  -----------           -----------  -----------
   Total                     $      92,092  128,577,500  128,461,789           $    93,035   21,410,298
                             =============  ===========  ===========           ===========  ===========

On August 9, 2000, the Company completed its initial public offering ("IPO") of 5,750,040 shares of common stock at an initial offering price of $9.00 per share for net proceeds of $46.5 million. All preferred stock was converted into 21,410,298 shares of common stock on the effective date of the Company's IPO. The preferred stock was converted at the common stock equivalents shown in the chart above.

WARRANTS

In October 1995, in connection with an equipment lease agreement, the Company granted the lessor warrants to purchase 25,000 shares of Series B preferred stock at an exercise price equal to $1.00 per share. These warrants are exercisable through October 6, 2005, and, if fully exercised, will convert into 4,166 shares of common stock. As of June 30, 2001, all of the warrants remain outstanding. The value of these warrants was not significant to the financial statements.

In November 1995, in connection with a lease agreement for office space, the Company granted the lessor a warrant for 200,000 shares of the Company's Series B preferred stock at an exercise price of $1.00 per share, exercisable through May 31, 1996, and 25,000 shares of the Company's Series B preferred stock at an exercise price of $1.00 per share, exercisable through January 1, 2001. As of June 30, 2001, 75,000 of these warrants were exercised in prior periods and 150,000 had expired.

In February 1997, the Company granted an investor warrants to purchase 30,000 shares of Series E preferred stock at an exercise price of $2.00 per share, exercisable through February 2002. As of June 30, 2001, all of the warrants remain outstanding. If fully exercised, these warrants will convert into 5,000 shares of common stock. The value of these warrants was not significant to the financial statements.

In March and April 1997, in conjunction with the issuance of the 8.5% Senior Subordinated Convertible Notes, the Company issued warrants to purchase 211,250 shares of common stock to noteholders and warrants to purchase 10,600 shares of common stock to the managers of the offering. All of these warrants were to purchase the shares at the lesser of $12.00 per share or the conversion price. The value of these warrants was $903,000 and represented a discount to the face value of the debt. In December 1998, in conjunction with the conversion of the 8.5% Senior Subordinated Convertible Notes into Series F preferred stock at $0.6534 per share, the remaining unamortized discount of $285,000 was offset to equity and the common stock warrants were canceled. At the same time, the Company issued 16,633,169 shares of Series F preferred stock and $3.5 million of non-convertible promissory notes with interest at 8.5% per annum to holders of the notes, and a warrant to purchase 966,831 shares of Series F preferred stock to the managers of the offering. During the year ended June 30, 2001, all of these warrants were exercised.

In November 1998, the Company granted seven investors warrants to purchase 7,000,000 of Series G preferred stock valued at $770,000 at a purchase price of $0.7143 per share. The warrants terminated on the earlier of five years from the date of issuance or upon the initial public offering of the Company with gross proceeds from the offering of $10.0 million and per share price to the public of no less than $1.00 per share. During the year ended June 30, 2000, warrants for 6,965,000 shares of Series G preferred stock were exercised. During the year ended June 30, 2001, the remaining 35,000 warrants expired.

In December 1998, in connection with a Company's license and service agreement, the Company granted a licensee warrants to purchase 66,667 shares of the Company's common stock at an exercise price of $12.00 per share, exercisable upon the payment of $4.0 million in program license fees. The warrants terminated on the earlier of five years from the date of issuance or upon the initial public offering of the Company. During the year ended June 30, 2000, all of the warrants for shares of common stock were exercised.

In September 1999 the Company granted an investor warrants valued at $651,000 to purchase 233,333 shares of common stock at a purchase price of $2.14 per share. The warrants terminated on the earlier of seven years from the date of issuance or upon the initial public offering of the Company. During the year ended June 30, 2001, all the warrants for shares of common stock were exercised.

In all cases, the fair value of the warrants was estimated using the Black-Scholes option-pricing model. The estimates were made based on the full contractual terms of the warrants at their appropriate ranges of risk-free interest rates, expected volatility and expected lives, and a zero annual dividend yield.

NOTE  16.  STOCK  OPTIONS

1995  STOCK  OPTION  PLAN

Under the terms of the 1995 Stock Option Plan (the "1995 Plan"), eligible employees, directors and consultants can receive options to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair value on the grant date for incentive stock options and nonqualified stock options, respectively. The Company originally authorized 416,667 shares of common stock for issuance under the 1995 Plan, but with various amendments over the years the Company increased the number of shares issuable under the 1995 Plan to 5,833,333. The options granted under the 1995 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over a four to five year period. Options are exercisable immediately but have a right of repurchase, which generally lapses ratably over four to five years. In some instances, fully vested options are granted. Options granted under the 1995 Plan are subject to the right of first refusal by the Company. Concurrent with the Company's IPO and its adoption of the 2000 Stock Plan during August 2000, the 1995 Plan was rendered inactive and no new options have been nor will be granted out of the 1995 Plan. There still are stock options outstanding under the 1995 Plan, and those options remain governed by the terms of the 1995 Plan. At the time of the IPO, all of the shares underlying the outstanding options under the 1995 Plan were registered with the SEC on Form S-8.

2000  STOCK  OPTION  PLAN

During August 2000 the board of directors and shareholders of the Company approved the 2000 Stock Plan. Under the terms of the 2000 Stock Plan (the "2000 Plan"), eligible employees, directors and consultants can receive options to purchase shares of the Company's common stock at a price not less than 100% of the fair value on the grant date for incentive stock options and at a price determined by the Administrator for nonqualified stock options. Stock Purchase Rights may also be granted under the 2000 Plan. The Company originally authorized 4,000,000 shares of common stock for issuance under the 2000 Plan, plus an annual increase to be added on the first day of the Company's fiscal year beginning in fiscal 2002 equal to the lesser of (i) the number of shares subject to options or Stock Purchase Rights granted during the preceding fiscal year, (ii) 2,000,000 Shares, or (iii) a lesser amount determined by the Board of Directors. The options granted under the 2000 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over a four year period, with a one-year cliff followed by three years of monthly vesting. In some instances, fully vested options are granted. Concurrent with the Company's IPO during August 2000 all of the shares reserved for under the 2000 Plan were registered with the SEC on Form S-8.


OUT-OF-PLAN  OPTIONS

During fiscal year 2001 the Company issued four nonqualified stock options to purchase 215,000 shares of common stock to employees of its UK subsidiary. Although these options were issued outside of any plan, they conform to almost all of the requirements of the 2000 Stock Plan.

A summary of the combined activity under the 1995 and 2000 plans, as well as the out-of-plan option grants is set forth below:


                                                           OUTSTANDING OPTIONS
                                             -------------------------------------------------
                                                                                     WEIGHTED
                                SHARES       NUMBER        EXERCISE      AGGREGATE    AVERAGE
                               AVAILABLE       OF          PRICE PER       PRICE     EXERCISE
                               FOR GRANT     SHARES          SHARE         ($000)      PRICE
                              -----------  -----------  ---------------  ----------  ---------
Balances, June 30, 1998          (16,102)     447,492   $  0.30 - $1.80        521   $    1.16

Additional shares authorized   1,083,333            -                 -
Options granted                 (885,382)     885,382   $  0.30 - $1.80        363        0.42
Options exercised                      -     (200,584)  $  0.30 - $1.80       (109)       0.54
Options cancelled                204,144     (204,144)  $  0.30 - $1.80       (202)       0.96
                              -----------  -----------                   ----------
Balances, June 30, 1999          385,993      928,146   $  0.30 - $1.80        573        0.60

Additional shares authorized   3,333,333            -                 -
Options granted               (3,471,353)   3,471,353   $  0.30 - $7.50     13,466        3.86
Options exercised                      -   (1,919,596)  $  0.30 - $7.50     (3,917)       1.92
Options cancelled                402,006     (402,006)  $  0.30 - $7.50       (540)       1.38
                              -----------  -----------                   ----------
Balances, June 30, 2000          649,979    2,077,897   $  0.30 - $7.50      9,582        4.62

Additional shares authorized     798,333            -                 -
2000 Stock Plan                4,000,000            -                 -
Options granted               (5,926,824)   5,926,824   $ 1.15 - $25.31     24,334        4.12
Options exercised                      -     (521,410)  $ 0.30 - $ 9.00     (2,234)       4.28
Options cancelled                623,483     (623,483)  $ 1.20 - $25.31     (4,672)       7.49
Options cancelled & retired            -   (1,053,506)  $ 0.30 - $25.31     (5,394)       5.12
                              -----------  -----------                   ----------

Balances, June 30, 2001          144,971    5,806,322   $ 0.30 - $25.31     21,616   $    3.72
                              ===========  ===========                   ==========

Options exercisable without the right of repurchase at June 30, 2001, 2000, and 1999 are 801,273, 116,594 and 280,692.

The following table summarizes information with respect to stock options outstanding at June 30, 2001:


                             OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  ----------------------------------------  ----------------------
                                  WEIGHTED        WEIGHTED                WEIGHTED
                                  AVERAGE         AVERAGE                 AVERAGE
   RANGE OF         NUMBER        REMAINING       EXERCISE     NUMBER     EXERCISE
EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE    PRICE    EXERCISABLE    PRICE
----------------  -----------  ----------------  ---------  -----------  ---------

0.30 - $1.15         583,557              9.35   $   1.03       55,195   $   0.30
1.20 - $1.20       1,786,322              9.72       1.20       80,561       1.20
1.50 - $1.50           8,332              8.57       1.50            -          -
1.56 - $1.56         970,536              9.82       1.56       73,240       1.56
1.80 - $4.88         663,011              8.92       4.08      172,306       3.80
5.91 - $7.06         580,508              9.06       6.20      219,987       6.00
7.50 - $7.50         298,551              8.83       7.50      101,848       7.50
9.00 - $9.00         796,835              9.11       9.00       92,882       9.00
10.25 - $14.50       100,670              9.37      11.67        5,254      14.50
25.31 - $25.31        18,000              9.22      25.31            -          -
                  -----------                               -----------
0.30 - $25.31      5,806,322              9.40   $   3.72      801,273   $   7.97

The following information concerning the Company's stock option plan is provided in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company has continued to account for its plan in accordance with APB No. 25.

The weighted average fair value per share of the options granted for the years ended June 30, 2001, 2000, and 1999 is $2.25, $1.32 and $0.10, respectively.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                            YEARS ENDED JUNE 30,
                          -----------------------
                           2001    2000    1999
                          ------  ------  ------
Risk-free interest rate    5.23%   6.25%   5.81%
Expected life (in years)      5       5       5
Dividends                     -       -       -

Because the Company was not publicly traded until August 9, 2000, the date of the Initial Public Offering, the minimum value method, which excludes volatility, was used in the determination of the value of options granted to employees in 1999 and 2000. For the year 2001 volatility was 143%.

The following pro forma net loss information has been provided following the provisions of SFAS 123 (in thousands, except per share data):

                                                     YEARS ENDED JUNE 30,
                                              --------------------------------
                                                 2001       2000       1999
                                              ----------  ---------  ---------
Net loss attributable to common stochulders:
     As reported                              $(111,367)  $(69,374)  $(11,471)
     Pro forma                                $(114,112)  $(74,192)  $(11,561)

Net loss per common share-basic and diluted:
     As reported                              $   (3.63)  $ (22.83)  $  (7.21)
     Pro forma                                $   (3.72)  $ (24.41)  $  (7.27)


In connection with the granting of stock options and the issuance of restricted stock to our employees and the granting of equity instruments to non-employees for services rendered, we recorded deferred stock-based charges (credits) totaling approximately ($10.7) million and $59.0 million as of June 30, 2001 and 2000. This amount represents the difference between the exercise or purchase price at which the stock options were granted or the restricted stock was issued, and the deemed fair value of our common stock for accounting purposes on the date of grant or issuance. This amount is included as a component of stockholders' equity and, in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28, is being amortized on an accelerated basis by charges to operations over the vesting period of the options and restricted stock, which is generally four years. This resulted in an expense of $17.9 million for the year ended June 30, 2001, and an expense of $19.3 million for the year ended June 30, 2000.

NOTE  17.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

During the year ended June 30, 1998, the Company loaned two of its officers and directors an aggregate of $450,000. Each of the full recourse loans is due five years from the date of issuance, relates to the purchase of common stock of the Company. In addition, the loans may be prepaid in part or in full without notice or penalty, and are represented by a promissory note which bears interest at the Applicable Federal Rate at the date of issuance (ranging from 5.69% to 6.39% per annum). Interest on these notes is due on maturity.

On June 30, 1998, the Company loaned a stockholder, who is also an executive officer of the Company, $19,691. The loan was due on December 31, 1998, and was represented by a promissory note bearing interest of 7% per annum. Interest was due upon maturity of the note. The loan was repaid during fiscal 1999. On March 9, 1999, June 30, 1999, and September 30, 1999, the Company issued additional loans to the stockholder for $20,000, $40,000 and $40,000, respectively, with interest bearing at a rate of 6% per annum. The principal and accrued interest were due on the earlier of June 30, 2001, thirty days after termination other than for death or disability, or one year after termination for death or disability. The loans are represented by three full recourse promissory notes and are collateralized by all shares of the Company's common stock held by the borrower. On June 30, 2001, the due date on all these notes was extended to October 19, 2001. On June 19, 2001, the Company issued an additional loan to the stockholder for $75,000 with interest bearing at a rate of 7.5% per annum. The principal and accrued interest are due on October 19, 2001. The loan is represented by a full recourse promissory note and is collateralized by all shares of the Company's common stock held by the borrower.

During the year ended June 30, 1999, the Company loaned seven of its officers and directors an aggregate of $780,025 under the Company's Restricted Stock Purchase agreements with the officers and directors. All of the loans relate to the purchase of common stock of the Company and are collateralized by the pledge of common stock of the Company. In addition, the loans may be prepaid in part or in full without notice or penalty, and are represented by full recourse promissory notes, which bear interest ranging from 5% to 7%. The notes are due four to five years from date of issuance.

During the year ended June 30, 2000, the Company loaned seventeen of its officers, directors, employees, investors and vendors an aggregate of $5.7 million under the Company's Restricted Stock Purchase agreements. All of the full recourse loans relate to the purchase of common stock of the Company. In addition, the loans may be prepaid in part or in full without notice or penalty, and are represented by promissory notes, which bear interest ranging from 6% to 7%. The notes are due three to five years from date of issuance.

During the year ended June 30, 2000, the Company exercised its right to repurchase 924,306 shares of unvested common stock from six stockholders under the right to repurchase option of the Restricted Stock Purchase agreements entered into by the Company and the six stockholders. In connection with the repurchase of common stock, the Company cancelled the related stockholder loans for an aggregate amount of $502,292.

During the year ended June 30, 2001, the Company loaned four of its officers and two of its directors, an aggregate of $2.1 million in connection with the purchase of common stock of the company. All of the loans are full recourse. In addition, the loans may be prepaid in part or in full without notice or penalty, and are represented by promissory notes, which bear interest ranging from 6% to 7%. The notes are due three to five years from date of issuance.

NOTE  18.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

The following is unaudited quarterly financial data for 2000 and 2001 (amounts in thousands, except for per share amounts.)

                                                        2000                                       2001
                                       ----------------------------------------  ------------------------------------------
                                          Q1        Q2        Q3         Q4         Q1         Q2         Q3         Q4
                                       --------  --------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues
   Solutions                           $   338   $ 1,079   $  2,331   $  3,409   $  5,047   $  6,440   $  8,846   $  5,065
   Subscriptions                           195       475      1,178      1,538      1,912      2,815      2,417      2,405
                                       --------  --------  ---------  ---------  ---------  ---------  ---------  ---------
      Total revenues                       533     1,554      3,509      4,947      6,959      9,255     11,263      7,470
Gross profit (loss)                       (113)      698      1,406      1,382      2,261      4,109      6,276      4,930

Net loss attributable to
   common stockholders                  (5,253)   (7,608)   (19,701)   (36,812)   (31,252)   (22,368)   (19,902)   (37,845)

Basic and diluted net loss per share   $ (2.58)  $ (3.15)  $  (7.04)  $  (7.48)  $  (1.50)  $  (0.67)  $  (0.59)  $  (1.09)

NOTE  19.  SUBSEQUENT  EVENTS

PRIVATE  PLACEMENT

On September 23 2001, the Company signed a definitive Series A Preferred Stock Purchase agreement with new and existing investors for a private placement of
1.3 million shares of convertible preferred stock at $10.00 for total proceeds of $13 million as well as warrants to purchase 6.5 million shares of common stock at $1.00 per share. In addition, the Company issued warrants to purchase
1.3 million additional shares of convertible preferred stock for additional potential proceeds of $13 million which will also include upon exercise warrants to purchase 6.5 million shares of common stock at $1.00 per share. Closing of the arrangement and receipt of the funds is expected on or before October 15, 2001 and is subject to customary closing conditions, which the Company expects to be met.

SERIES  A  CONVERTIBLE  PREFERRED  STOCK

Voting Rights. The Series A convertible preferred stockholders will have voting rights on an as-if converted to common stock basis based on the conversion ratio as of the closing date. So long as no less than 75% of the preferred stock is outstanding, the Series A convertible preferred stockholders will vote as a separate class to elect three directors to the Board of Directors. The number of directors may decrease to two based on the number of preferred stock warrants which are exercised and may be further reduced upon partial conversion of the Series A convertible preferred.

Conversion. Shares of the convertible preferred stock may, at the option of the holder, be converted at any time into common stock by dividing the liquidation preference per share of Series A Preferred by the conversion price of $0.50 per share, subject to adjustment based on anti-dilution provisions, including the expected issuance of additional common stock in connection with the Vivant! acquisition and certain litigation settlements, if any, in excess of $1 million. The convertible preferred stock will automatically convert into common stock after five years from the date of issuance if the common stock price exceeds $5.00 for 30 consecutive trading days.

Dividends. The Series A convertible preferred stock will share in all dividends declared on the common stock on an as converted basis.

Liquidation Preferences. The stated liquidation preference of the convertible preferred stock is equal to the original sales price ($13 million) plus accretion from the date of issuance of 8% per annum compounded quarterly. In the event of a change or control, the convertible preferred stockholders are entitled to receive the greater of a) the amount of the liquidation preference that would be accreted over five years once more senior obligations have been satisfied or b) the amount which the convertible preferred stockholders would be entitled to if the convertible preferred stock were converted to common stock.

The Board of Directors has approved a resolution to increase the authorized common stock to accommodate the issuance of the convertible preferred stock and the effect of these potential conversions, subject to stockholder approval.

WARRANT

Preferred stock warrants. The Company issued Form A and Form B preferred stock warrants to purchase a total of 1.3 million shares of series A convertible preferred stock at $10.00 per share. These warrants are exercisable for a period of up to one year from the issuance date subject to certain acceleration events. Upon exercise of the convertible preferred stock warrants in full, the shareholders will receive additional warrants to purchase 6.5 million shares of common stock.

Common stock warrants. The Company issued common stock warrants to purchase 6.5 million shares of Common Stock at $1.00 per share. The common stock warrants expire on the seventh anniversary of the initial closing and include anti-dilution provisions. In the event of a change of control, the holders of the common stock warrants are entitled to receive the value of any unexercised portion of the warrants based on a Black-Scholes calculation. At the election of the Company, this may be paid either in cash or stock provided that the stock received is freely tradable. Upon issuance the Company will measure the value of the warrants using the Black-Scholes option pricing model. The value of the common stock warrants will fluctuate with the price and volatility measure of the Company's common stock.

IMPERIAL  BANK

On September 26, 2001, the Company amended its Loan and Security to restructure the excess credit facilities, and to obtain a waiver of certain defaults under the Agreement.

Restructuring  of  Credit  Facilities
The revolving line of credit was reduced from $7,500,000 to $3,000,000, with the Standby Letter of Credit sublimit correspondingly reduced to $3,000,000 of which $2,901,127 was outstanding at August 31, 2001 . The term loan facility was reduced from $7,500,000 to $4,356,718, the balance of the Company's term loan as of August 31, 2001. In addition, the interest rate charged on the term loan increased 50 basis points to the Bank's Prime Rate plus 1.50% per annum. Under the amended agreement, the line of credit is now due on March 31, 2002 rather than January 31, 2002 and the term loan continues to be repaid in monthly installments through July 31, 2003. The Company also agreed to pay $7,500 in waiver and restructuring fees, to transfer $7,500,000 in cash to the Bank and to sign a compensating balance agreement under which the cash balances held at the Bank would be collateral for the balances outstanding under the line of credit and term loans. On September 27, 2001 the Company paid the fees and transferred funds to the Bank.

Waiver  of  Covenant  Violations
The Company had been in violation of banks covenants to maintain minimum revenue levels for the months of April through September 2001. In connection with the loan amendment, the bank waived these covenant violations on September 26, 2001 and approved new financial covenants for the periods commencing October 1, 2001. Under the new covenants, the Company will be required to: (1) Maintain at all times a minimum Bank Liquidity Ratio of 1.50 to 1.00, reducing to 1:25 to 1.00 at January 31, 2002 and thereafter (the cash component of this ratio is required to be held at the Bank); (2) Beginning with the month ending December 31, 2001, maintain on a monthly basis the greater of (a) Minimum Company Liquidity Ratio of 1.75 to 1.00 or (b) $14,000,000 in unrestricted cash (unrestricted cash will include any restricted cash held by the Bank) reducing to $8,000,000 at January 31, 2002 and thereafter; (3) Beginning with the month ending December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00; and (4) meet a Milestone covenant of obtaining at least $10,000,000 in new equity from Investors acceptable to the Bank by October 15, 2001.

                                         EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION
  ---                         -----------


  2.1    *  Asset Acquisition Agreement, dated as of May 22, 2001, by and between Evolve and
            Vivant Corporation.
  3.1   **  Amended and Restated Certificate of Incorporation of Registrant.
  3.2   **  Bylaws of the Registrant .
  4.1   **  Form of stock certificates.
 10.1   **  Form of Indemnification Agreement between the Registrant and each of its directors.
 10.2   **  Office Building Lease, 1400  65th Street, Emeryville, CA.
 10.3       Amended Office Building Lease, 1400 65th Street, Emeryville, CA.
 10.4   **  1995 Stock Option Plan, as amended.
 10.5   **  2000 Stock Plan.
 10.6   **  2000 Employee Stock Purchase Plan.
 10.7   **  Employment Offer Letter for John P. Bantleman.
 10.8   **  Employment Offer Letter for James J. Bozzini.
 10.9   **  Employment Offer Letter for Kurt M. Heikkinen.
10.10   **  Restricted Stock Purchase Agreements for John P. Bantleman dated January 1998,
            February 1999 and November 1999.
10.11   **  Restricted Stock Purchase Agreement for James J. Bozzini dated November 1999.
10.12   **  Restricted Stock Purchase Agreements for Kurt M. Heikkinen dated November 1999,
             February 2000 and July 2000.
10.13   **  Agreement that provides acceleration for vesting for John P. Bantleman dated
            February 1999.
10.14   **  Amended and Restated Stockholder Rights Agreement among certain investors dated
            June 2000.
10.15   **  Employment Offer Letter for Joseph A. Fuca.
10.16    *  Registration Rights Agreement, dated as of June 29, 2001, by and between Evolve and
            Vivant Corporation.
10.17       Subordinated Loan and Security Agreement dated January 31, 2001, by and between
            Imperial Bank and Registrant.
 21.1       List of Subsidiaries of the Registrant.
 23.1       Consent of PricewaterhouseCoopers, LLP Independent Accountants


     *      Filed  as  an exhibit to the Registrant's Periodic Report on Form 8-K filed July 17,
            2001.
     **     Filed  as  an  exhibit  to  the  Registrant's  Registration  Statement  on Form S-1
            (No.  333-32796).


(b)  Reports  on  Form  8-K

     No report on Form 8-K was filed during the fourth quarter of the fiscal year ended June 30, 2001.