Form 10-K/A
period 2001-06-30
EVOLVE SOFTWARE INC
filed 2001-10-26
CIK 1097002

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-K/A


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

                             ----------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ _ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ _ ]


     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 27, 2001, was approximately $8,058,342 based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of common stock held by each officer and director and by each person who owns more than 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares outstanding of the registrant's common stock as of September 27, 2001, was 40,836,547.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the  Proxy  Statement  for  registrant's  2001  Annual  Meeting of
Stockholders  to  be  held  in  November  2001  are incorporated by reference in
Part  III  of  this  Annual  Report  on  Form  10-K.
================================================================================

                       (This Page Intentionally Left Blank)


                                       EVOLVE SOFTWARE, INC.

                                             FORM 10-K
                              FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                         TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                                           PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .   20

                                          PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters. . .   21
Item 6.   Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . .   22
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                   32
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . .   33
Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial
          Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

                                           PART III
Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . .   33
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .   33
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . .   33
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . .   33

                                           PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . .   33
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36
Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1


This amended Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. A word such as "expects," "anticipates," "intends," "believes" or similar language identifies forward-looking statements. These forward-looking statements include, among other things, statements about our anticipated growth strategies, the trends we see in our business and the markets in which we operate, the features and functionality of our products, our expectations for our future performance and the market acceptance of our products, and the status of evolving technologies and software architectures and their growth potential. Forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled "Item 1. Business, Factors That May Affect Future Results." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statements to reflect events or circumstances after the date of this report.

                       (This Page Intentionally Left Blank)

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

We have licensed our solution to over 100 customers who have collectively purchased it to manage over 82,000 professionals. Our customers include professional services firms such as EDS and Icon Media Lab, high tech services organizations at companies such as Sun Microsystems, Novell and Autodesk and Corporate IT organizations in companies such as CSFBdirect and Fleet Financial.

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

EVOLVE  4
Evolve 4, our flagship product suite, is an enterprise software application system that is deployed by project-driven services organizations on a distributed basis across their computer networks or accessed remotely on an application service provider (ASP) basis. Evolve 4 is a proven end-to-end solution that can expand to address the needs of rapidly growing organizations. Evolve 4 automates and integrates the key processes that are critical to the operational effectiveness of project-driven services organizations. Evolve 4 also enables collaboration with outside organizations in the areas of project management, external sourcing of staff and invoicing. The Evolve 4 product suite consists of seven applications or "modules", which can be deployed individually, or can be used together to form a comprehensive SWO solution. These modules are:

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

Time & Expense Manager: Evolve Time and Expense Manager enables fast, accurate time and expense entry and tracking based on project assignments and enables customer billing or chargebacks to corporate business units.

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

Portfolio Manager: Evolve Portfolio Manager provides a powerful, real-time executive dashboard for tracking project risk, value, and performance which helps align projects' portfolios with corporate strategy.

Knowledge Collaboration: Evolve Knowledge Collaboration system provides convenient online workspaces and knowledge management tools to help project teams boost quality, accelerate project delivery, and fully leverage the organization's intellectual assets.


We depend on certain third-party hosting service providers to manage and host the systems underlying our application service provider (ASP) service offering and our internal information systems. These providers include Exodus Communications and COLO.COM, each of which has experienced financial difficulties and is currently in bankruptcy reorganization. To date, no disruption of our ASP service or our internal operations has occurred. However, should such disruptions occur, we may be required to expend significant effort and resources to move our systems to alternative network service providers.


CUSTOMERS

Our current customers include eBusiness consultants, the services organizations of traditional software and hardware companies and the internal IT organizations within Global 2000 companies. The following are case studies of a sample of Evolve customers who have purchased our solution:

ERICSSON

Ericsson has operations in 140 countries and can claim more customers than any other telecommunications supplier in the world. Four out of every ten mobile calls are handled by Ericsson equipment. Ericsson chose to optimize their professional teams using Evolve's workforce optimization solution. Ericsson can see how its services professionals are deployed in real time, gain insight into the future demand for services and integrate employees into worldwide collaborative business processes.

RYDER  LOGISTICS  &  TRANSPORTATION  SOLUTIONS  WORLDWIDE

Consistently ranked as one of the most admired companies in the transportation industry, Ryder System, Inc. is a global leader in logistics and transportation management solutions. Evolve was Ryder's top choice for automating their Solution Design, Implementation and Operations unit. Evolve allows Ryder to better manage its professional resources and represents a major step towards achieving the operational efficiencies needed to run the value-generating processes at Ryder. With Evolve, executives gain real-time visibility into how each operation is performing, and get instant updates on sales, budgets, staff availability, and revenue projections. With global visibility and sophisticated performance-analysis tools from Evolve 4, Ryder can deploy people more efficiently, cut costs, and build profitable growth strategies.

In the past, a small number of customers has contributed a substantial portion of our revenues in each fiscal period. For instance, for the fiscal year ended June 30, 2001, sales to one customer accounted for 14% of our total revenues, and for the fiscal year ended June 30, 2000, sales to two customers accounted for 19% and 13% of our total revenues. We expect this concentration of customer sales to continue in the future. Accordingly, the loss of a single customer or customer prospect may have a substantial impact on our operating results if we depended on the sale of our products to that customer to meet our financial performance targets during a given fiscal period. Our agreements with existing customers often do not include long-term commitments from customers to continue to purchase our products.


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

In January 2000 we opened a new engineering development center in Chennai, India. Our India development center is designed to accommodate 50 engineers.

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

We also seek to establish relationships and alliances with major industry vendors that will add value to our products and enhance our market presence. The goal of our efforts is to form alliances with partners who can help introduce our solutions to their customer base, and to be able to offer to our own customers additional software applications and consulting and support services from which they are likely to benefit.

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

We rely on software that we have licensed from third parties, including Inprise/Borland, ProSight, Actuate, Intraspect and Allaire, to perform key functions of our Evolve solution and we rely on these and other third parties to support their products for our development and customer support efforts. We embed into our software the products that we license from Inprise/Borland and Allaire. Our agreement with Allaire renews automatically each year, with either party able to terminate the agreement upon sixty days written notice. We pay Allaire a royalty every time a customer licenses our software, and the agreement specifies that the parties can reevaluate the royalty pricing every time we release a new version of our software. Our agreement with Inprise/Borland renews each year for up to five years provided that we pay the annual renewal fee. We pay Inprise/Borland a royalty every time a customer licenses our software. We resell products that we license from Actuate, ProSight, and Intraspect These products are ancillary to our core products, and provide enhanced reporting, portfolio management and knowledge management capabilities respectively. Our agreement with Actuate runs through 2002 with the right to renew for successive one year terms by mutual consent; our agreement with Prosight has an initial 18-month term with a right to renew for another year; and our agreement with Intrapsect has an initial 14-month term and may be renewed is for additional one year terms provided that neither party is in breach of the agreement. The terms of our agreements with each of these three vendors require that we pay a royalty each time we license their software to our customers. These companies could terminate our licenses if we breach our agreements with them, or they could discontinue support of the products we license from them. This could result in delays or reductions of sales or shipments of our SWO platform until alternative software can be developed or licensed.


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

We require substantial amounts of capital to fund our business operations. The rate at which our capital is utilized is affected by the level of our fixed expenses (including employee related expenses and expenses relating to real estate) and variable expenses. Substantial capital has been used to fund our operating losses. Since inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. In September 2001 we signed a definitive agreement for a private placement of our Series A Preferred Stock, which is expected to result in proceeds of at least $13 million. This financing, combined with the cost reductions we are undertaking and our existing credit facilities, are expected to be sufficient to meet our working capital requirements through the end of the fiscal year ending June 30, 2002. However, we may require additional capital prior to that time if one or more of the following occur:

     - Our revenues from the sale of our products may fall below our current expectations because of the current economic slowdown or otherwise.
     - Forecasted cash collections from customers may decline if some of our customers become insolvent or encounter financial difficulties.
     - We may be unable to reduce our operating expenses as rapidly and as extensively as we hope. For instance, we may discover that we cannot reduce our employee headcount as rapidly as we would like in the event that we are unable to secure commitments from third parties to provide integration and support services to our customers in lieu of providing these services ourselves.
     - We may be unable to comply with the financial and other covenants required under our existing credit facilities, and these credit facilities may be withdrawn as a result.
     - We may encounter opportunities that we wish to pursue to acquire other businesses or technologies for cash consideration.

Accordingly, we may require or seek to raise additional capital during the 2002 fiscal year. We cannot be certain that additional financing will be available on favorable terms, if at all.

The investors participating in the private placement of our Series A Preferred Stock hold warrants to purchase additional shares of our Series A Preferred Stock and common stock which, if exercised in full, would result in additional proceeds to us of $26 million. However, these warrants are exercisable at prices in excess of the current market price of our common stock, and we cannot predict whether they will be exercised. We have not commenced any efforts to secure additional financing.

Further, the additional shares of our capital stock we may issue in any such financings may result in additional dilution, which may be substantial. If we need additional funds and cannot raise them on acceptable terms, we may not be able to continue our operations at the current level or at all.

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

We reduced our workforce during the second half of this year after growing significantly the first half of this year and in previous years. Any failure to manage this reduction in workforce could impede our ability to increase revenues and achieve profitability. We reduced our number of employees from 326 at June 30, 2000, to 258 as of June 30, 2001, and further reduced our headcount by 49 persons in August 2001.

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


ANY INABILITY TO ATTRACT AND RETAIN SENIOR EXECUTIVE OFFICERS AND ADDITIONAL PERSONNEL COULD AFFECT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

We recently initiated an executive search for a new Chief Executive Officer. Our future performance will depend in significant measure on our ability to recruit a highly qualified individual to serve in such a position and the ability of the new CEO to work effectively with other members of our executive staff and key employees, customers and partners. In addition, if we are unable to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, services and support, our ability to grow our business could be affected. The loss of the services of our key engineering, sales, services or marketing personnel would harm our operations. For instance, loss of sales and customer service representatives could harm our relationship with the customers they serve, loss of engineers and development personnel could impede the development of product releases and enhancements and decrease our competitiveness, and departure of senior management personnel could result in a loss of confidence in our company by customers, suppliers and partners. None of our key personnel is bound by an employment agreement, and we do not maintain key person insurance on any of our employees. Because we, like many other technology companies, rely on stock options as a component of our employee compensation, if the market price of our common stock decreases or increases substantially, some current or potential employees may perceive our equity incentives as less attractive. In that case, our ability to attract and retain employees may be adversely affected.


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

WE  MAY  NOT  BE  ABLE  TO  REDUCE OUR OPERATING EXPENDITURES AS AGGRESSIVELY AS
PLANNED  AND  WE  MAY  NEED  TO  IMPLEMENT  ADDITIONAL RESTRUCTURING ACTIVITIES.

In response to the current uncertain economic environment and volatility in the public equity markets, we recently implemented significant measures designed to reduce our operating expenses and enhance our ability to attain operating profitability. For example, from July 1, 2000, through June 30, 2001, we reduced our employee headcount by 133 persons, with reductions in virtually all areas of operations. We further reduced our headcount by 49 persons in August 2001. We expect that our workforce reductions and other expense containment measures will allow us to continue operations into the foreseeable future.

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


OUR  REVENUES  DEPEND ON ORDERS FROM OUR TOP CUSTOMERS, AND IF WE FAIL TO SECURE
ONE  OR  MORE  ORDERS,  OUR  REVENUES  WILL  BE  REDUCED.

Historically, we have received a significant portion of our revenues in each fiscal period from a small number of customers. Accordingly, the loss of a single customer or customer prospect may have a substantial impact on our operating results if we depended on the sale of our products to that customer to meet our financial performance targets during a given fiscal period. Our agreements with existing customers often do not include long-term commitments from customers to continue to purchase our products. Moreover, a substantial percentage of new customer contracts are typically signed in the last few weeks of each fiscal quarter, and prospects we are pursuing have often made a decision not to purchase our products in the final stages of the sales cycle. Accordingly, our ability to meet our financial targets during each fiscal period is subject to substantial variation and uncertainty, and the loss of one or more customers or customer prospects can cause our operating results to fall below the expectations of investors and analysts and adversely affect our stock price.


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


Sales to customers in the IT services consulting industry accounted for 65% and 40% of our revenues in fiscal 2000 and 2001, respectively. Given the high degree of competition and the rapidly changing environment in this industry, there is no assurance that we will be able to continue sales in this industry at current levels. Many of our customers and potential customers in the IT services consultancy industry have witnessed drastic declines in their stock prices, which could limit our current customers from purchasing additional licenses of our software, and could prevent potential customers from making the kinds of infrastructure investments that would allow them to purchase our software in the first place. In addition, we intend to market our products to professional services departments of large organizations in other industries. Customers in these new industries are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address the needs of these customers, we may experience decreased sales in future periods.


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


RISKS  RELATED  TO  OUR  STOCK

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES HAVE SIGNIFICANT CONTROL OVER US AND MAY APPROVE OR REJECT MATTERS CONTRARY TO YOUR VOTE OR INTERESTS.

Our executive officers and directors together with their affiliates beneficially own, or have rights to acquire, an aggregate of approximately 57.5% of our outstanding common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, even if other stockholders disagree. In particular, Warburg Pincus Private Equity VIII, L.P. ("Warburg") owns or has the right to acquire securities with voting power equivalent to 55.0% of our outstanding capital stock. Furthermore, certain actions that we may wish to undertake require the consent of holders of a majority of our outstanding shares of Series A Preferred Stock, voting as a separate class. These actions include authorization and sale of certain senior securities, certain transactions involving a change of control of Evolve, the incurrence of significant indebtedness and the payment of dividends. With respect to these and other matters, the interests of the holders of our Series A Preferred Stock will not necessarily be identical to those of holders of our common stock. For instance, in the event of certain change of control transactions, the holders of Series A Preferred Stock are entitled to payment of a liquidation preference prior to payment of any consideration to the holders of our common stock. This may cause the holders of Series A Preferred Stock generally, and Warburg in particular, to favor or oppose a merger or sale of the Company or its assets in circumstances where many holders of common stock have a contrary desire. In such an instance, the Company may not be able to pursue the transaction in question even if it is supported by many or most holders of our common stock.


THE  SALE  OF  A  SUBSTANTIAL  NUMBER  OF SHARES OF COMMON STOCK COULD CAUSE THE
MARKET  PRICE  OF  OUR  COMMON  STOCK  TO  DECLINE.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market. As of August 31, 2001, we had 40,166,616 shares of common stock outstanding. Of these shares, 35,325,418 were freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, and, in some cases, only to either manner of sale, volume, or notice requirements of Rule 144 under the Securities Act of 1933, as amended. An additional 3,287,944 shares will become eligible for sale, subject only to the manner of sale requirements of Rule 144, as our right to repurchase these shares lapses over time with the continued employment by Evolve of these stockholders. The remaining 1,553,254 shares that were outstanding as of August 31, 2001, will be freely tradable, subject only to Form S-3 delivery requirements, upon the effectiveness of the Form S-3 that was filed in September 2001 and that is expected to be amended in October 2001 (as will a further 663,495 shares which were issued on September 19, 2001, and which are subject to increase or decrease based on Evolve's stock price as of the date the Form S-3 becomes effective).

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

NASDAQ  LISTING  MAY  BE  AT  RISK.


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

ITEM  3.  LEGAL  PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. In February 2001 one of the Company's early customers, a technology consulting firm, filed an action in the United States District Court for the District of Massachusetts alleging claims that certain software and services purchased from the Company did not satisfy certain contractual obligations. The lawsuit further alleges that the Company engaged in unfair or deceptive practices in violation of Massachusetts state law and is seeking treble damages based on this claim. The claimant's prayer for relief includes award damages in excess of $75,000, interest, costs and attorneys fees. As the claim is in the early stage of litigation, it is not possible to estimate the outcome of this contingency.


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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On June 29, 2001, we issued and sold 1,553,254 shares of common stock to Vivant! Corporation pursuant to an Asset Acquisition Agreement dated May 22, 2001, as partial consideration for the assets acquired.

USE  OF  PROCEEDS  OF  REGISTERED  SECURITIES

There has been no change to the disclosure contained in our report on Form 10-Q for the quarter ended March 31, 2001, regarding the use of proceeds generated by our initial public offering.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

The selected consolidated financial data presented below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in Item 7 and more detailed financial statements presented in Item 14(1) of this Form 10-K. The consolidated financial data for periods prior to the financial statements presented in Item 8 of this Form 10-K are derived from audited consolidated financial statements not included herein. Historical results are not necessarily indicative of results that may be expected for any future period.

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

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us described in this Report, including those set forth under the section entitled "Risk Factors" in Item 1, and the other documents we file with the Securities and Exchange Commission ("SEC"), including our most recent reports on Form 10-K, Form 8-K, Form S-1 and Form 10-Q, and amendments thereto.

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

We increased our workforce from June 30, 1999, to June 30, 2000, from 75 to 326 employees. This reflected the results of our investment in developing our technology and building a direct sales force, a marketing group and a professional services organization. Our infrastructure expenditures also increased significantly in 2000 and through the third quarter of 2001 as we expanded our facilities domestically and internationally and enhanced our information systems. During the fourth quarter of 2001, in response to market conditions, we reduced our workforce, restructured our organization and took other measures to reduce operational expenses. As a result, our headcount at June 30, 2001, was reduced to 258 employees.

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


Deferred revenue represents fees derived from maintenance, application service providers and subscription agreements that are being recognized ratably over the unexpired portion of the underlying period of the agreements. Deferred revenue also represents amounts billed to customers under licenses and services arrangements in excess of amounts recognized as revenue to date from those arrangements. As work progresses towards completion on those arrangements, a portion of the deferred revenue will be recognized.

STOCK-BASED  COMPENSATION

The Company incurs stock-based compensation in connection with stock option grants and sales of restricted stock to our employees at exercise or sales prices below the deemed fair market value of our common stock for accounting purposes. The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $40.3 million as of August 9, 2000, our IPO date. The Company amortizes this amount using the accelerated method of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable or Award Plans," over the four-year vesting period of the granted options. Accordingly, the Company's results from operations will include deferred compensation expense, at a minimum, through 2004. The Company recorded stock-based charges of $17.9 million, $19.3 million, and $218,000 in the fiscal years 2001, 2000 and 1999, respectively.

As a result of the employee terminations during the year ended June 30, 2001, the Company recorded a reduction of additional paid-in capital and unearned stock-based compensation of $5.6 million. For many of the terminated employees, the Company had incurred significant deferred stock-based charges on the original option grants in previous years. The reversed amounts represent the additional paid-in capital and stock-based compensation amounts associated with the unvested options and stock awards.

In connection with the termination of certain executive officers in fiscal 2001, the Company entered into arrangements with those executive officers to provide consulting services. For accounting purposes, this was deemed to be a change in status of the employee, resulting in a new measurement date for the amended equity awards in accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation." Upon modification, the Company reduced additional paid-in capital, reduced unearned stock-based compensation and reversed stock-based charge expense of $2.7 million, $1.5 million and $1.2 million, respectively, relating to previously recognized stock-based compensation associated with the unvested portion of the original award. Under the terms of the consulting agreements, the Company modified the remaining vesting provisions of the restricted stock awards for a total of 177,084 shares with a weighted-average exercise price of $1.03. The value of these modified awards was determined using the Black-Scholes option pricing model and are subject to revision in each financial reporting period until the shares are vested. The related adjustment increased additional paid-in capital and unearned stock-based compensation by $400,000. The related amortization during the remainder of the year was $391,000. The restricted stock awards will continue to vest during the consulting periods ranging from six to twelve months from the date of separation. As a result, the charge may be subject to a substantial increase or decrease based on future changes in the market price of the our common stock.

In addition, in the case of other executive officers of the Company whose employment was terminated in fiscal 2001 and who had purchased restricted stock with full recourse notes, the Company agreed as part of their termination settlement to allow them to put back to the Company their restricted shares in exchange for the value of the notes plus accrued interest during or at the end of individually specific periods of time ranging from 19 to 21 months. At June 30, 2001, none of the executive employees has exercised their option to put the shares back to the Company. Upon modification, the Company recorded a reduction in additional paid-in capital, a reduction in unearned stock-based compensation and a reversal of stock-based charge expense of $6.0 million, $3.1 million and $2.9 million, respectively, relating to previously recognized stock-based compensation associated with the unvested portion of the original award. In each circumstance, the value of the modified award has then been accounted for as a variable award beginning on the date of the award modification. Accordingly, the value of the award will fluctuate based on the value of our common stock. The Company will remeasure the value of the put option at the end of every reporting period. To the extent that the fair value of the stock exceeds the value of the stockholder note and accrued interest, the Company will record a stock-based compensation charge determined using the
Black-Scholes option pricing model. And to the extent that the value of the stockholder loan and accrued interest exceeds the fair value of the stock, the Company will record the value of the put option as an expense. At June 30, 2001, the Company recorded the value of the put option since the fair value of the stock is less than the value of the stockholder loan and accrued interest and amortized the award on an accelerated method. The related adjustment decreased stockholder notes receivable by $3.0 million, increased unearned stock-based compensation by $3.2 million and decreased interest receivable by $243,000. The related amortization on these awards during the remainder of the year was $1.1 million.

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

The numbers of employees in our service organization has decreased to 48 as of June 30, 2001, from 137 at June 30, 2000. The average headcount for 2001 increased to 111 from an average of 49 during 2000 and five during 1999. We are seeking to reduce our cost of Solutions and Subscriptions revenues by having our customers engage third-parties to provide a substantial portion of the implementation services related to our applications.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and expenses, including stock-based compensation, related to executive, finance and administrative personnel, bad debt expense and professional service fees. General and administrative expenses were $19.7 million, $15.8 million and $1.9 million in 2001, 2000 and 1999. The increase in general and administrative expenses resulted primarily from the addition of executive, finance and administrative personnel to support the growth of our business. The number of general and administrative employees decreased to 29 at June 30, 2001, from 37 at June 30, 2000. The average headcount for 2001 was 38 compared with an average of 23 for 2000 and ten for 1999. During 2001, litigation with PeopleSoft and a former executive resulted in an increase in legal fees included in general and administrative expenses. Stock-based compensation was $8.7 million for 2001, $9.6 million for 2000 and $60,000 for 1999. During 2001 we also had a substantial increase in finance and administration services resulting from our status as a public company, and increased bad debt expense resulting from our increased sales.

We increased our bad debt allowance from $125,000 at June 30, 2000, to $730,000 at June 30, 2001. This increase is due to the impact on some of our customers of the worsening general economic situation. We wrote-off $617,000 of accounts receivable balances during the year ended June 30, 2001. We decided to write-off these balances after exhausting all normal methods of collection.

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

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. In connection with the acquisition of InfoWide, Inc., on March 31, 2000, we recorded $32.6 million in goodwill, purchased technology and other intangible assets including in-process technology of $3.1 million. During 2001 and 2000, we expensed $9.0 million and $2.8 million, respectively, associated with the amortization of these and other intangible assets that were being amortized over periods not exceeding thirty-six months


RESTRUCTURING COSTS. In the fourth quarter of fiscal 2001, we determined that a restructuring was necessary to bring the cost base of the Company (particularly our headcount and facilities costs) into line with our revised revenue expectations in response to the significant reductions in IT spending by our customers and target customers in general. As a result of this restructuring, the Company recorded restructuring charges of $9.7 million classified as operating expenses and announced a decline in forecasted revenues. In the event corporate IT spending deteriorates further we will continue to evaluate further, restructuring of our business to minimize the direct impact on our operating results.

The Company recorded a workforce reduction charge of approximately $1.6 million relating primarily to severance and fringe benefits of 97 terminated employees. The number of contractors and temporary workers was also reduced.

The Company recorded a restructuring charge of $6.4 million relating to consolidation of excess facilities at our Emeryville location. The estimated facility costs are based upon current estimates to close or sub-lease these facilities. In determining the restructuring cost associated with its leased facilities, the Company assumed, based on discussions with realty advisers and a review of current comparable lease rates, that it will be able to sublet part of its facility in April 2002 at a significantly reduced rental rate. The expected excess commitment with respect to the space under the lease to its expiration in July 2007 is $8.8 million. The sublease income will defray this commitment by $1.9 million. The net present value amount of these payments plus fees and costs resulted in an accrual for excess lease facilities of $6.4 million. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate.


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

                                                                     RESTRUCTURING
                                     TOTAL    NON-CASH      CASH     LIABILITIES AT
                                    CHARGES    CHARGES    PAYMENTS   JUNE 30, 2001
                                    --------  ---------  ----------  --------------
Workforce reduction. . . . . . . .  $  1,597  $      -   $    (817)  $          780
Consolidation of excess facilities     6,433                  (354)           6,079
Fixed assets . . . . . . . . . . .     1,694    (1,694)                           -
                                    --------  ---------  ----------  --------------
   Total . . . . . . . . . . . . .  $  9,724  $ (1,694)  $  (1,171)  $        6,859
                                    ========  =========  ==========  ==============

Remaining cash expenditures relating to workforce reductions and termination of agreements will be paid in the first quarter of fiscal 2002. Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the lease term through fiscal 2007.


The headcount reductions represented approximately 27% of our staff and affected all functional areas of our business, particularly sales and marketing and professional services. Research and development was largely unaffected to ensure that we continue to make investment in the area of product research and development. We have attempted to effect the restructuring with minimal disruption to our business. In the event that there is an increase in IT spending by our customers or target customers in the near term we may need to increase our headcount in the areas of sales and marketing and professional services commensurately.

The Company expects that the restructuring carried out in the fourth quarter of fiscal 2000 will yield annualized employee-related cost savings of approximately $10.0 million reflecting primarily salaries and associated benefits. It is also expected that annual depreciation savings will be approximately $1.2 million, and rental cost savings will be approximately $570,000. The employee-related costs, depreciation and rent savings were effective July 1, 2001.

IMPAIRMENT OF GOODWILL AND OTHER ASSETS. During the fourth quarter of fiscal year 2001 Evolve identified indicators of possible impairment of goodwill and other acquired intangible assets relating to the InfoWide, Inc. acquisition.
These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts and the decision to discontinue the Services.com service. Initially, Evolve compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. The Company then measured the amount of the impairment as the amount by which the carrying amount exceeded the present value of the estimated future cash flows discounted at an appropriate rate. As a result, the Company recorded a charge of $19.6 million related to the impairment of goodwill and other intangible assets, including $14.2 million in goodwill, $376,000 in non-compete agreements and $3.5 million in technology acquired from InfoWide, Inc. as well as $1.5 million relating to software used in our discontinued Services.com business.


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

On September 26, 2001, the Company amended its Loan and Security to restructure the excess credit facilities, and to obtain a waiver of cerain defaults under the credit arrangement. The Company had been in violation of banks covenants to maintain minimum revenue levels for the months of April through September 2001. In connection with the loan amendment, the bank waived these covenant violations on September 26, 2001 and approved new financial covenants for the periods commencing October 1, 2001. Under the new covenants, the Company will be required to: (1) maintain at all times a minimum bank liquidity ratio of 1.50 to 1.00, reducing to 1.25 to 1.00 at January 31, 2002, and thereafter (the cash component of this ratio is required to be held at the bank); (2) beginning with the month ending December 31, 2001, maintain on a monthly basis the greater of
(a) minimum company liquidity ratio of 1.75 to 1.00 or (b) $14,000,000 in unrestricted cash (unrestricted cash will include any restricted cash held by the bank) reducing to $8,000,000 at January 31, 2002 and thereafter; (3) Beginning with the month ending December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00; and (4) meet a milestone covenant of obtaining at least $10,000,000 in new equity from investors acceptable to the bank by October 15, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There  have  been  none.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

See the information set forth in the section entitled "Proposal No. 1 -- Election of Directors" in Evolve's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Evolve's fiscal year ended June 30, 2001, (the "2001 Proxy Statement"), which section is incorporated herein by reference.

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

      (2)  Financial  Statement  Schedules

           The following financial statement schedule is filed herewith at page 37.

           Schedule  II-Valuation  Account

      (3)  Exhibits

EXHIBIT
  NO.                         DESCRIPTION
  ---                         -----------


  2.1    *  Asset Acquisition Agreement, dated as of May 22, 2001, by and between Evolve and
            Vivant Corporation.
  3.1   **  Amended and Restated Certificate of Incorporation of Registrant.
  3.2   **  Bylaws of the Registrant .
  4.1   **  Form of stock certificates.
 10.1   **  Form of Indemnification Agreement between the Registrant and each of its directors.
 10.2   **  Office Building Lease, 1400  65th Street, Emeryville, CA.
 10.3   +   Amended Office Building Lease, 1400 65th Street, Emeryville, CA.
 10.4   **  1995 Stock Option Plan, as amended.
 10.5   **  2000 Stock Plan.
 10.6   **  2000 Employee Stock Purchase Plan.
 10.7   **  Employment Offer Letter for John P. Bantleman.
 10.8   **  Employment Offer Letter for James J. Bozzini.
 10.9   **  Employment Offer Letter for Kurt M. Heikkinen.
10.10   **  Restricted Stock Purchase Agreements for John P. Bantleman dated January 1998,
            February 1999 and November 1999.
10.11   **  Restricted Stock Purchase Agreement for James J. Bozzini dated November 1999.
10.12   **  Restricted Stock Purchase Agreements for Kurt M. Heikkinen dated November 1999,
             February 2000 and July 2000.
10.13   **  Agreement that provides acceleration for vesting for John P. Bantleman dated
            February 1999.
10.14   **  Amended and Restated Stockholder Rights Agreement among certain investors dated
            June 2000.
10.15   **  Employment Offer Letter for Joseph A. Fuca.
10.16    *  Registration Rights Agreement, dated as of June 29, 2001, by and between Evolve and
            Vivant Corporation.
10.17   +   Subordinated Loan and Security Agreement dated January 31, 2001, by and between
            Imperial Bank and Registrant.
 21.1   +   List of Subsidiaries of the Registrant.
 23.1       Consent of PricewaterhouseCoopers LLP, Independent Accountants


     +      Previously fled
     *      Filed  as  an exhibit to the Registrant's Periodic Report on Form 8-K filed July 17,
            2001.
     **     Filed  as  an  exhibit  to  the  Registrant's  Registration  Statement  on Form S-1
            (No.  333-32796).


(b)  Reports  on  Form  8-K

     No report on Form 8-K was filed during the fourth quarter of the fiscal year ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Evolve Software, Inc.

Date:  October 25, 2001

                             /s/         KENNETH J. BOZZINI
                             ---------------------------------------------------
                                         Kenneth J. Bozzini
                                         Chief Financial Officer, Vice President
                                         of Finance (Principal Financial and
                                         Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Lin Johnstone and Kenneth
J. Bozzini, and each one of them, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this amended Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                 SIGNATURES                            TITLE                          DATE
         ---------------------------  ----------------------------------------  ----------------
/s/      GAYLE CROWELL                Chairman of the Board                     October 25, 2001
         ---------------------------
         Gayle Crowell

/s/      LIN JOHNSTONE                Interim President and Chief Executive     October 25, 2001
         ---------------------------  Officer (Principal Executive Officer)
         Lin Johnstone

/s/      KENNETH J. BOZZINI           Chief Financial Officer, Vice President   October 25, 2001
         ---------------------------  of Finance (Principal Financial and
         Kenneth J. Bozzini           Accounting Officer)

/s/      CARY DAVIS                   Director                                  October 25, 2001
         ---------------------------
         Cary Davis

/s/      JEFFREY M. DRAZAN*           Director                                  October 25, 2001
         ---------------------------
         Jeffrey M. Drazan

/s/      JUDITH H. HAMILTON*          Director                                  October 25, 2001
         ---------------------------
         Judith H. Hamilton

/s/      NANCY MARTIN                 Director                                  October 25, 2001
         ---------------------------
         Nancy Martin

/s/      JOHN R. OLTMAN*              Director                                  October 25, 2001
         ---------------------------
         John R. Oltman

/s/      PAUL ROCHESTER*              Director                                  October 25, 2001
         ---------------------------
         Paul Rochester

(*)      By:  /s/ KENNETH J. BOZZINI  Attorney-in-fact                          October 25, 2001
         ---------------------------
         Kenneth J. Bozzini

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  and  Stockholders  of  Evolve  Software,  Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1), present fairly, in all material respects, the financial position of Evolve Software, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule identified in the accompanying index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                                  EVOLVE SOFTWARE, INC.
                            CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                            AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                     (IN THOUSANDS)


                                                         REDEEMABLE
                                                        CONVERTIBLE                                           ADDITIONAL
                                                      PREFERRED STOCK              COMMON STOCK                PAID-IN
                                                           SHARES        AMOUNTS      SHARES       AMOUNTS     CAPITAL
                                                      ----------------  ---------  -------------  ---------  ------------
BALANCES, JUNE 30, 1998. . . . . . . . . . . . . . .           10,183   $ 11,393          2,113   $      2   $       632
Repurchase of common stock . . . . . . . . . . . . .                -          -           (138)         -          (222)
Issuance of common stock for notes
   receivable to related parties . . . . . . . . . .                -          -          1,996          2           778
Exercise of common stock options . . . . . . . . . .                -          -            200          -           110
Issuance of common stock options to non-employees. .                -          -              -          -            20
Preferred Series F issued upon
   conversion of promissory notes. . . . . . . . . .           16,633     10,656              -          -             -
Issuance of preferred Series G for  cash and.
   conversion of debt, net of issuance costs of $770           28,000      9,530              -          -             -
Unearned stock-based compensation. . . . . . . . . .                -          -              -          -           577
Amortization of unearned stock-based compensation. .                -          -              -          -             -
Net loss . . . . . . . . . . . . . . . . . . . . . .                -          -              -          -             -
                                                      ----------------  ---------  -------------  ---------  ------------
BALANCES, JUNE 30, 1999. . . . . . . . . . . . . . .           54,816     31,579          4,171          4         1,895
Repurchase of common stock . . . . . . . . . . . . .                -          -           (992)        (1)         (557)
Repayment of notes receivable. . . . . . . . . . . .                -          -              -          -             -
Issuance of common stock for notes receivable
    to related parties . . . . . . . . . . . . . . .                -          -          3,296          3         5,715
Exercise of common stock options . . . . . . . . . .                -          -          1,920          2         3,968
Issuance of common stock and common stock
   options to non-employees. . . . . . . . . . . . .                -          -             11          -           155
Issuance of preferred Series H for cash, net of
   issuance costs of $39 . . . . . . . . . . . . . .           35,714     24,961              -          -             -
Issuance of preferred Series I for cash, net
   of issuance costs of $23. . . . . . . . . . . . .           18,047     18,024              -          -             -
Exercise of warrants for Series G preferred stock. .            6,965      4,950              -          -             -
Exercise of warrants for common stock. . . . . . . .                -          -             67          -           800
Issuance of warrants for stock-based settlement. . .                -          -              -          -           651
Dividend relative to beneficial conversion feature
   related to issuance of Series I preferred stock .                -          -              -          -         9,023
Common stock issued for the acquisition of InfoWide.                -          -          1,833          2        32,998
Unearned stock-based compensation. . . . . . . . . .                -          -              -          -        58,562
Amortization of unearned stock-based compensation. .                -          -              -          -             -
Net loss . . . . . . . . . . . . . . . . . . . . . .                -          -              -          -             -
                                                      ----------------  ---------  -------------  ---------  ------------
BALANCES, JUNE 30, 2000. . . . . . . . . . . . . . .          115,542     79,514         10,306         10       113,210
Repurchase of common stock . . . . . . . . . . . . .                -          -           (235)         -          (835)
Repayment of notes receivable. . . . . . . . . . . .                -          -              -          -             -
Issuance of common stock for notes receivable
    to related party . . . . . . . . . . . . . . . .                -          -            416          -         2,063
Issuance of common stock under stock option
    and stock purchase plans . . . . . . . . . . . .                -          -            619          1         2,843
Issuance of preferred Series I for cash. . . . . . .           11,953     11,946              -          -             -
Exercise of warrants for common stock. . . . . . . .                -          -            233          -           500
Exercise of warrants for Series F preferred stock. .              967        632              -          -             -
Issuance of common stock in conjunction with initial
   public offering, net of issuance costs of $5,284.                -          -          5,750          6        46,469
Conversion of convertible preferred stock to
    common stock at IPO. . . . . . . . . . . . . . .         (128,462)   (92,092)        21,410         21        92,070
Common stock issued for the acquisition
    of Vivant technology . . . . . . . . . . . . . .                -          -          1,553          2         2,098
Dividend relative to beneficial conversion feature
   related to issuance of Series I preferred stock .                -          -              -          -         5,977
Reversal of unearned stock-based compensation
  associated with non-executive terminations . . . .                -          -              -          -        (5,625)
Amortization of stock-based
  compensation - non-executive . . . . . . . . . . .                -          -              -          -             -
Reversal of unvested charge associated
  with executive awards. . . . . . . . . . . . . . .                -          -              -          -        (8,685)
Modification of executive stock
  awards and remeasurement . . . . . . . . . . . . .                -          -              -          -           400
Amortization of unearned stock-based
  compensation associated with  executive awards . .                -          -              -          -             -
Foreign currency translation adjustment. . . . . . .                -          -              -          -             -
Net loss . . . . . . . . . . . . . . . . . . . . . .                -          -              -          -             -
                                                      ----------------  ---------  -------------  ---------  ------------
BALANCES, JUNE 30, 2001. . . . . . . . . . . . . . .                -   $      -         40,052   $     40   $   250,485
                                                      ================  =========  =============  =========  ============


                                                          NOTES                       ACCUMULATED                      TOTAL
                                                        RECEIVABLE       UNEARNED        OTHER                      STOCKHOLDERS'
                                                           FROM        STOCK-BASED    COMPREHENSIVE  ACCUMULATED       EQUITY
                                                       STOCKHOLDERS    COMPENSATION      INCOME        DEFICIT        (DEFICIT)
                                                      --------------  --------------  ------------  -------------  ---------------
BALANCES, JUNE 30, 1998. . . . . . . . . . . . . . .  $        (683)  $           -   $          -  $    (23,538)  $      (23,587)
Repurchase of common stock . . . . . . . . . . . . .            222               -              -             -                -
Issuance of common stock for notes
   receivable to related parties . . . . . . . . . .           (780)              -              -             -                -
Exercise of common stock options . . . . . . . . . .            (24)              -              -             -               86
Issuance of common stock options to non-employees. .              -               -              -             -               20
Preferred Series F issued upon
   conversion of promissory notes. . . . . . . . . .              -               -              -             -                -
Issuance of preferred Series G for  cash and.
   conversion of debt, net of issuance costs of $770              -               -              -             -                -
Unearned stock-based compensation. . . . . . . . . .              -            (577)             -             -                -
Amortization of unearned stock-based compensation. .              -             218              -             -              218
Net loss . . . . . . . . . . . . . . . . . . . . . .              -               -              -       (11,471)         (11,471)
                                                      --------------  --------------  ------------  -------------  ---------------
BALANCES, JUNE 30, 1999. . . . . . . . . . . . . . .         (1,265)           (359)             -       (35,009)         (34,734)
Repurchase of common stock . . . . . . . . . . . . .            502               -              -             -              (56)
Repayment of notes receivable. . . . . . . . . . . .             65               -              -             -               65
Issuance of common stock for notes receivable
    to related parties . . . . . . . . . . . . . . .         (5,718)              -              -             -                -
Exercise of common stock options . . . . . . . . . .         (2,758)              -              -             -            1,212
Issuance of common stock and common stock
   options to non-employees. . . . . . . . . . . . .              -               -              -             -              155
Issuance of preferred Series H for cash, net of
   issuance costs of $39 . . . . . . . . . . . . . .              -               -              -             -                -
Issuance of preferred Series I for cash, net
   of issuance costs of $23. . . . . . . . . . . . .              -               -              -             -                -
Exercise of warrants for Series G preferred stock. .              -               -              -             -                -
Exercise of warrants for common stock. . . . . . . .              -               -              -             -              800
Issuance of warrants for stock-based settlement. . .              -               -              -             -              651
Dividend relative to beneficial conversion feature
   related to issuance of Series I preferred stock .              -               -              -        (9,023)               -
Common stock issued for the acquisition of InfoWide.              -               -              -             -           33,000
Unearned stock-based compensation. . . . . . . . . .              -         (58,562)             -             -                -
Amortization of unearned stock-based compensation. .              -          18,626              -             -           18,626
Net loss . . . . . . . . . . . . . . . . . . . . . .              -               -              -       (60,351)         (60,351)
                                                      --------------  --------------  ------------  -------------  ---------------
BALANCES, JUNE 30, 2000. . . . . . . . . . . . . . .         (9,174)        (40,295)             -      (104,383)         (40,632)
Repurchase of common stock . . . . . . . . . . . . .            609               -              -             -             (226)
Repayment of notes receivable. . . . . . . . . . . .            543               -              -             -              543
Issuance of common stock for notes receivable
    to related party . . . . . . . . . . . . . . . .         (2,063)              -              -             -                -
Issuance of common stock under stock option
    and stock purchase plans . . . . . . . . . . . .           (697)              -              -             -            2,147
Issuance of preferred Series I for cash. . . . . . .              -               -              -             -                -
Exercise of warrants for common stock. . . . . . . .              -               -              -             -              500
Exercise of warrants for Series F preferred stock. .              -               -              -             -                -
Issuance of common stock in conjunction with initial
   public offering, net of issuance costs of $5,284.              -               -              -             -           46,475
Conversion of convertible preferred stock to
    common stock at IPO. . . . . . . . . . . . . . .              -               -              -             -           92,091
Common stock issued for the acquisition
    of Vivant technology . . . . . . . . . . . . . .              -               -              -             -            2,100
Dividend relative to beneficial conversion feature
   related to issuance of Series I preferred stock .              -               -              -       ( 5,977)               -
Reversal of unearned stock-based compensation
  associated with non-executive terminations . . . .              -           5,625              -             -                -
Amortization of stock-based
  compensation - non-executive . . . . . . . . . . .              -          20,530              -             -           20,530
Reversal of unvested charge associated
  with executive awards. . . . . . . . . . . . . . .              -           8,685              -             -                -
Modification of executive stock
  awards and remeasurement . . . . . . . . . . . . .          2,987          (3,630)             -             -             (243)
Amortization of unearned stock-based
  compensation associated with  executive awards . .              -          (2,647)             -             -           (2,647)
Foreign currency translation adjustment. . . . . . .              -               -             95             -               95
Net loss . . . . . . . . . . . . . . . . . . . . . .              -               -              -      (105,390)        (105,390)
                                                      --------------  --------------  ------------  -------------  ---------------
BALANCES, JUNE 30, 2001. . . . . . . . . . . . . . .  $      (7,795)  $     (11,732)  $         95  $   (215,750)  $       15,343
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

                                                    EVOLVE SOFTWARE, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)

                                                                                                        YEAR ENDED JUNE 30,
                                                                                                --------------------------------
                                                                                                   2001       2000       1999
                                                                                                ----------  ---------  ---------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(105,390)  $(60,351)  $(11,471)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Loss on disposal of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38          -          7
   Common stock options issued to non-employees. . . . . . . . . . . . . . . . . . . . . . . .          -         23         20
   Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,095        125          -
   Depreciation and amortization - fixed assets. . . . . . . . . . . . . . . . . . . . . . . .      3,697        852        384
   Amortization of goodwill and other intangible assets. . . . . . . . . . . . . . . . . . . .      8,958      2,901          -
   In-process technology write-off . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -      3,126          -
   Non-cash restructuring charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,694          -          -
   Impairment of goodwill and other intangible assets. . . . . . . . . . . . . . . . . . . . .     19,647          -          -
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        102        298        571
   Stock-based charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,883     19,277        218
   Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,558)    (3,973)       (78)
    Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . . . .       (198)    (1,934)      (201)
    Notes receivable from related party. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (75)       (40)       (40)
    Deposits and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (647)      (925)       (42)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (796)     6,143          3
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (434)     5,171        331
    Restructuring accrual. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,859          -          -
    Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,024      5,077      1,966

       NET CASH USED IN OPERATING ACTIVITIES                                                      (50,101)   (24,230)    (8,332)
                                                                                                ----------  ---------  ---------

Cash flows from investing activities:
 Purchase of short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (22,430)    (2,264)         -
 Maturities of short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,591      2,264          -
 Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,631)    (7,436)       (41)
 Proceeds from sale of property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .         20          -          -
 Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,000     (2,000)         -
 Purchase of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,225)      (300)         -
 Cash acquired upon acquisition of InfoWide. . . . . . . . . . . . . . . . . . . . . . . . . .          -        292          -

       NET CASH USED IN INVESTING ACTIVITIES                                                      (10,675)    (9,444)       (41)
                                                                                                ----------  ---------  ---------

Cash flows from financing activities:
 Payments under capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . . .       (774)      (490)      (379)
 Repayment of notes payable to related party . . . . . . . . . . . . . . . . . . . . . . . . .          -          -       (100)
 Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,753          -          -
 Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,060)         -          -
 Proceeds from payment on note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .        543         65          -
 Proceeds from initial public offering, net. . . . . . . . . . . . . . . . . . . . . . . . . .     46,475          -          -
 Proceeds from issuance of preferred stock, net of issuance costs. . . . . . . . . . . . . . .     12,578     47,935      9,530
 Proceeds from exercise of common stock options. . . . . . . . . . . . . . . . . . . . . . . .        866      1,240         86
 Proceeds from exercise of warrants for common stock . . . . . . . . . . . . . . . . . . . . .        500        800          -
 Proceeds from employee stock purchase plan. . . . . . . . . . . . . . . . . . . . . . . . . .      1,281          -          -
 Payments on repurchase of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (226)       (56)         -

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   61,936     49,494      9,137
                                                                                                ----------  ---------  ---------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . . . . . . . .         94          -          -

Increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,254     15,820        764
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . . . .     18,660      2,840      2,076
                                                                                                ----------  ---------  ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $  19,914   $ 18,660   $  2,840
                                                                                                ==========  =========  =========

 Supplemental disclosure of cash flow information:

  Cash paid to settle litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     290   $      -   $      -
                                                                                                ==========  =========  =========

  Cash paid during the period for interest . . . . . . . . . . . . . . . . . . . . . . . . . .  $     768   $     71   $    121
                                                                                                ==========  =========  =========

 Supplemental schedule of non-cash investing and financing activities:

  Assets acquired under capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $  1,495   $    235
                                                                                                ==========  =========  =========

  Notes receivable from stockholder in exchange for common stock . . . . . . . . . . . . . . .  $   2,760   $  8,476   $    804
                                                                                                ==========  =========  =========

  Repurchase of common stock issued for notes receivable . . . . . . . . . . . . . . . . . . .  $     609   $    502   $    222
                                                                                                ==========  =========  =========

  Conversion of convertible debt into Series F preferred stock . . . . . . . . . . . . . . . .  $       -   $      -   $ 10,656
                                                                                                ==========  =========  =========

  Conversion of convertible debt into non-convertible promissory note. . . . . . . . . . . . .  $       -   $      -   $  3,500
                                                                                                ==========  =========  =========

  Acquisition of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,130   $ 29,448   $      -
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


Deferred revenue represents fees derived from maintenance, application service providers and subscription agreements that are being recognized ratably over the unexpired portion of the underlying period of the agreements. Deferred revenue also represents amounts billed to customers under licenses and services arrangements in excess of amounts recognized as revenue to date from those arrangements. As work progresses towards completion on those arrangements a portion of the deferred revenue will be recognized.

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

CONCENTRATIONS

Cash and cash equivalents are maintained with four major financial institutions, with high credit ratings, in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimum risk.

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

GOODWILL  AND  OTHER  INTANGIBLES


Goodwill and other intangibles are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the respective assets, which are three years for goodwill, three years for purchased technologies, two years for domain name and one year for assembled workforce.

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


The number of shares issued to Vivant at the closing of the acquisition is subject to adjustment (by issuance of additional shares or redemption of existing shares) based on the market value of the Evolve common stock as of the time the registration of such shares becomes effective. In addition, Evolve has agreed to issue to Vivant additional shares of its common stock with a value of no less than $525,000 and no more than $4,425,000 at specified times based on receipts from the sale of Vivant's products for the shorter of twenty-four months from the date of the agreement or eighteen months from the Company's first customer contract that incorporates Vivant technology. Any additional increases to the purchase price arising from the issuance of these contingent shares will result in a corresponding increase in the amount of goodwill. The value of the contingent shares will be determined at issuance. The Company is still refining its purchase price allocation, which may result in adjustments in future periods.


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

The following unaudited pro forma consolidated financial information presents the combined results of the Company with InfoWide, Inc. and Vivant as if the acquisitions had occurred on July 1, 1998, after giving effect to certain adjustments, principally the elimination of in-process technology write-off and amortization of goodwill and other intangible assets. This unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions been completed on July 1, 1998 (in thousands except loss per share amounts).

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
                                                 =======  ========

NOTE  8.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS


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
                               =======  =======  =====


As a result of the employee terminations during the year ended June 30, 2001, the Company recorded a reduction of additional paid-in capital and unearned stock-based compensation of $5.6 million. For many of the terminated employees, the Company had incurred significant deferred stock-based charges on the original option grants in previous years. The reversed amounts represent the additional paid-in capital and stock-based compensation amounts associated with the unvested options and stock awards.

In connection with the termination of certain executive officers in fiscal 2001, the Company entered into arrangements with those executive officers to provide consulting services. For accounting purposes, this was deemed to be a change in status of the employee, resulting in a new measurement date for the amended equity awards in accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation." Upon modification, the Company reduced additional paid-in capital, reduced unearned stock-based compensation and reversed stock-based charge expense of $2.7 million, $1.5 million and $1.2 million, respectively, relating to previously recognized stock-based compensation associated with the unvested portion of the original award. Under the terms of the consulting agreements, the Company modified the remaining vesting provisions of the restricted stock awards for a total of 177,084 shares with a weighted-average exercise price of $1.03. The value of these modified awards was determined using the Black-Scholes option pricing model and are subject to revision in each financial reporting period until the shares are vested. The related adjustment increased additional paid-in capital and unearned stock-based compensation by $400,000. The related amortization during the remainder of the year was $391,000. The restricted stock awards will continue to vest during the consulting periods ranging from six to twelve months from the date of separation. As a result, the charge may be subject to a substantial increase or decrease based on future changes in the market price of the our common stock.

In addition, in the case of other executive officers of the Company whose employment was terminated in fiscal 2001 and who had purchased restricted stock with full recourse notes, the Company agreed as part of their termination settlement to allow them to put back to the Company their restricted shares in exchange for the value of the notes plus accrued interest during or at the end of individually specific periods of time ranging from 19 to 21 months. At June 30, 2001, none of the executive employees has exercised their option to put the shares back to the Company. Upon modification, the Company recorded a reduction in additional paid-in capital, a reduction in unearned stock-based compensation and a reversal of stock-based charge expense of $6.0 million, $3.1 million and $2.9 million, respectively, relating to previously recognized stock-based compensation associated with the unvested portion of the original award. In each circumstance, the value of the modified award has then been accounted for as a variable award beginning on the date of the award modification. Accordingly, the value of the award will fluctuate based on the value of our common stock. The Company will remeasure the value of the put option at the end of every reporting period. To the extent that the fair value of the stock exceeds the value of the stockholder note and accrued interest, the Company will record a stock-based compensation charge determined using the
Black-Scholes option pricing model. And to the extent that the value of the stockholder loan and accrued interest exceeds the fair value of the stock, the Company will record the value of the put option as an expense. At June 30, 2001, the Company recorded the value of the put option since the fair value of the stock is less than the value of the stockholder loan and accrued interest and amortized the award on an accelerated method. The related adjustment decreased stockholder notes receivable by $3.0 million, increased unearned stock-based compensation by $3.2 million and decreased interest receivable by $243,000. The related amortization on these awards during the remainder of the year was $1.1 million.


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


In determining the restructuring cost associated with its leased facilities, the Company assumed, based on discussions with realty advisers and a review of current comparable lease rates, that it will be able to sublet part of its facility in April 2002 at a significantly reduced rental rate. The expected excess commitment with respect to the space under the lease to its expiration in July 2007 is $8.8 million. The sublease income will defray this commitment by $1.9 million. The net present value amount of these payments plus fees and costs resulted in an accrual for excess lease facilities of $6.4 million.

During the fourth quarter of fiscal year 2001 Evolve identified indicators of possible impairment of goodwill and other acquired intangible assets relating to the InfoWide, Inc. acquisition. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts and the decision to discontinue the Services.com service. Initially, Evolve compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. The Company then measured the amount of the impairment as the amount by which the carrying amount exceeded the present value of the estimated future cash flows, discounted at an appropriate rate. As a result, the Company recorded a charge of $19.6 million related to the impairment of goodwill and other intangible assets, including $14.2 million in goodwill, $376,000 in non-compete agreements and $3.5 million in technology acquired from InfoWide, Inc. as well as $1.5 million relating to software used in our discontinued Services.com business.


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

NOTE  16.  STOCK  OPTIONS

1995  STOCK  OPTION  PLAN

Under the terms of the 1995 Stock Option Plan (the "1995 Plan"), eligible employees, directors and consultants can receive options to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair value on the grant date for incentive stock options and nonqualified stock options, respectively. The Company originally authorized 416,667 shares of common stock for issuance under the 1995 Plan, but with various amendments over the years the Company increased the number of shares issuable under the 1995 Plan to 5,583,333. The options granted under the 1995 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over a four to five year period. Options are exercisable immediately but have a right of repurchase, which generally lapses ratably over four to five years. In some instances, fully vested options are granted. Options granted under the 1995 Plan are subject to the right of first refusal by the Company. Concurrent with the Company's IPO and its adoption of the 2000 Stock Plan during August 2000, the 1995 Plan was rendered inactive and no new options have been nor will be granted out of the 1995 Plan. There still are stock options outstanding under the 1995 Plan, and those options remain governed by the terms of the 1995 Plan. At the time of the IPO, all of the shares underlying the outstanding options under the 1995 Plan were registered with the SEC on Form S-8.

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
                              ===========  ===========                   ==========


Vested options exercisable without the right of repurchase by the Company (in the event of termination of an employee) at June 30, 2001, 2000, and 1999 were 801,273, 116,594 and 280,692, respectively. Under the Company's 1995 Stock Option Plan, options generally can be exercised in full prior to vesting; however, unvested shares remain subject to the Company's right of repurchase in the event of termination of the employee.

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

The following pro forma net loss information has been provided following the provisions of SFAS 123 (in thousands, except per share data):

                                                     YEARS ENDED JUNE 30,
                                              --------------------------------
                                                 2001       2000       1999
                                              ----------  ---------  ---------
Net loss attributable to common stockholders:
     As reported                              $(111,367)  $(69,374)  $(11,471)
     Pro forma                                $(114,112)  $(74,192)  $(11,561)

Net loss per common share-basic and diluted:
     As reported                              $   (3.63)  $ (22.83)  $  (7.21)
     Pro forma                                $   (3.72)  $ (24.41)  $  (7.27)


In connection with the granting of stock options and the issuance of restricted stock to our employees and the granting of equity instruments to non-employees for services rendered, we recorded deferred stock-based charges (credits) totaling approximately ($10.7) million and $59.0 million as of June 30, 2001 and 2000. As a result of the employee and executive terminations during the year ended June 30, 2001, the Company recorded a reduction of unearned stock-based compensation of $11.1 million and additional paid-in capital of $14.3 million.

For many of the terminated employees and executives, the Company had incurred significant deferred stock-based charges on the original option grants in previous years. The revised amounts represent the additional paid-in capital and stock-based compensation amounts associated with the unvested option and stock awards. The deferred stock-based charge represents the difference between the exercise or purchase price at which the stock options were granted or the restricted stock was issued, and the deemed fair value of our common stock for accounting purposes on the date of grant or issuance. This amount is included as a component of stockholders' equity and, in accordance with the method described in Financial Accounting Standards Board Interpretation No. 28, is being amortized on an accelerated basis by charges to operations over the vesting period of the options and restricted stock, which is generally four years. This resulted in an expense of $17.9 million for the year ended June 30, 2001, and an expense of $19.3 million for the year ended June 30, 2000. The deferred stock-based credit of $10.7 million represents primarily the reversal of the unamortized portion of these deferred stock-based charges on the option grants for those employees that have been terminated. For many of the employees terminated, we had incurred significant deferred stock-based charges on the option grants.


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

NOTE  18.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

The following is unaudited quarterly financial data for 2000 and 2001 (amounts in thousands, except for per share amounts).

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

NOTE  19.  SUBSEQUENT  EVENTS

PRIVATE  PLACEMENT

On September 23, 2001, the Company signed a definitive Series A Preferred Stock Purchase agreement with new and existing investors for a private placement of
1.3 million shares of convertible preferred stock at $10.00 for total proceeds of $13 million as well as warrants to purchase 6.5 million shares of common stock at $1.00 per share. In addition, the Company issued warrants to purchase
1.3 million additional shares of convertible preferred stock for additional potential proceeds of $13 million which will also include upon exercise warrants to purchase 6.5 million shares of common stock at $1.00 per share. Closing of the arrangement and receipt of the funds is expected on or before October 15, 2001, and is subject to customary closing conditions, which the Company expects to be met.

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

Conversion. Shares of the convertible preferred stock may, at the option of the holder, be converted at any time into common stock by dividing the liquidation preference per share of Series A Preferred Stock by the conversion price of $0.50 per share, subject to adjustment based on anti-dilution provisions, including the expected issuance of additional common stock in connection with the Vivant acquisition and certain litigation settlements, if any, in excess of $1 million. The convertible preferred stock will automatically convert into common stock after five years from the date of issuance if the common stock price exceeds $5.00 for 30 consecutive trading days.

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

Restructuring of Credit Facilities. The revolving line of credit was reduced from $7,500,000 to $3,000,000, with the standby letter of credit sublimit correspondingly reduced to $3,000,000 of which $2,901,127 was outstanding at August 31, 2001 . The term loan facility was reduced from $7,500,000 to $4,356,718, the balance of the Company's term loan as of August 31, 2001. In addition, the interest rate charged on the term loan increased 50 basis points to the bank's prime rate plus 1.50% per annum. Under the amended agreement, the line of credit is now due on March 31, 2002 rather than January 31, 2002 and the term loan continues to be repaid in monthly installments through July 31, 2003. The Company also agreed to pay $7,500 in waiver and restructuring fees, to transfer $7,500,000 in cash to the bank and to sign a compensating balance agreement under which the cash balances held at the bank would be collateral for the balances outstanding under the line of credit and term loans. On September 27, 2001 the Company paid the fees and transferred funds to the bank.

Waiver of Covenant Violations. The Company had been in violation of banks covenants to maintain minimum revenue levels for the months of April through September 2001. In connection with the loan amendment, the bank waived these covenant violations on September 26, 2001 and approved new financial covenants for the periods commencing October 1, 2001. Under the new covenants, the Company will be required to: (1) maintain at all times a minimum bank liquidity ratio of
1.50 to 1.00, reducing to 1.25 to 1.00 at January 31, 2002 and thereafter (the cash component of this ratio is required to be held at the bank); (2) beginning with the month ending December 31, 2001, maintain on a monthly basis the greater of (a) minimum company liquidity ratio of 1.75 to 1.00 or (b) $14,000,000 in unrestricted cash (unrestricted cash will include any restricted cash held by the bank) reducing to $8,000,000 at January 31, 2002 and thereafter; (3) beginning with the month ending December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00; and (4) meet a milestone covenant of obtaining at least $10,000,000 in new equity from investors acceptable to the bank by October 15, 2001.