Form 10-Q
period 2001-09-30
EVOLVE SOFTWARE INC
filed 2001-11-14
CIK 1097002

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              -------------------

                                    FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

   [ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM __________ TO _________
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


                              -------------------
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ _ ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 12, 2001, was approximately $6,431,080 based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of common stock held by each officer and director and by each person who owns more than 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares outstanding of the registrant's common stock as of November 12, 2001, was 40,830,111.


================================================================================

                                     EVOLVE SOFTWARE, INC.

                                           FORM 10-Q

                                       TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                          PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets  (unaudited)
          As of September 30, 2001 and June 30, 2001. . . . . . . . . . .   2

          Consolidated Condensed Statement of Operations (unaudited)
          For the Three Months Ended September 30, 2001 and 2000. . . . .   3

          Consolidated Condensed Statement of Cash Flows (unaudited)
          For the Three Months Ended September 30, 2001 and 2000. . . . .   4

          Notes to Consolidated Condensed Financial Statements  . . . . .   5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . .  12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . .  26

                          PART II  -- OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  27

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . .  27

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  29

Item 4.   Submissions of Matters to a Vote of Security Holders. . . . . .  29

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . .  29

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  29

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

                         PART I - FINANCIAL INFORMATION

ITEM1.  FINANCIAL  STATEMENTS

                                EVOLVE SOFTWARE, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                                     2001
                                                         ---------------------------
                                                          SEPTEMBER 30,    JUNE 30,
                                                         ---------------  ----------
ASSETS                                                             (unaudited)
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . .  $       10,867   $  19,914
    Short-term investments  . . . . . . . . . . . . . .             861       2,840
    Accounts receivable, net of allowance for doubtful
          accounts $1,275 and $730, respectively. . . .           3,636       6,414
    Prepaid expenses and other current assets . . . . .           2,527       2,454
    Notes receivable from related party . . . . . . . .             175         175
                                                         ---------------  ----------
        Total current assets. . . . . . . . . . . . . .          18,066      31,797

Property and equipment, net . . . . . . . . . . . . . .           9,632      10,481
Deposits and other assets . . . . . . . . . . . . . . .           1,588       1,617
Goodwill and other intangible assets, net . . . . . . .           3,325       3,726
                                                         ---------------  ----------
        Total assets. . . . . . . . . . . . . . . . . .  $       32,611   $  47,621
                                                         ===============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable. . . . . . . . . . . . . . . . . .  $        4,250   $   5,670
    Accrued liabilities . . . . . . . . . . . . . . . .           4,943       5,852
    Deferred revenues . . . . . . . . . . . . . . . . .           6,207       8,117
    Capital lease obligations, current portion. . . . .             576         646
    Restructuring accrual, current portion. . . . . . .           1,769       2,208
    Short-term debt . . . . . . . . . . . . . . . . . .           2,376       2,178
                                                         ---------------  ----------
        Total current liabilities . . . . . . . . . . .          20,121      24,671

Capital lease obligations, less current portion . . . .             132         194
Restructuring accrual, less current portion . . . . . .           4,268       4,651
Long-term debt. . . . . . . . . . . . . . . . . . . . .           1,980       2,575
Deferred rent . . . . . . . . . . . . . . . . . . . . .             200         187
                                                         ---------------  ----------
        Total liabilities . . . . . . . . . . . . . . .          26,701      32,278
                                                         ---------------  ----------

Stockholders' equity
    Common stock. . . . . . . . . . . . . . . . . . . .              41          40
    Additional paid-in capital. . . . . . . . . . . . .         248,311     250,485
    Notes receivable from stockholders. . . . . . . . .          (7,567)     (7,795)
    Unearned stock-based compensation . . . . . . . . .          (8,453)    (11,732)
    Accumulated other comprehensive income (loss) . . .             (89)         95
    Accumulated deficit                                        (226,333)   (215,750)
                                                         ---------------  ----------
        Total stockholders' equity. . . . . . . . . . .           5,910      15,343
                                                         ---------------  ----------

        Total liabilities and stockholders' equity. . .  $       32,611   $  47,621
                                                         ===============  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                          EVOLVE SOFTWARE, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  -----------------------
                                                                                      2001        2000
                                                                                  ------------  ---------
                                                                                         (unaudited)
Revenues:
    Solutions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     2,341   $  5,047
    Subscriptions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,396      1,912
                                                                                  ------------  ---------
        Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,737      6,959
                                                                                  ------------  ---------

Cost of revenues:
    Solutions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,415      2,903
    Subscriptions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           450      1,051
    Stock based charges . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (135)       744
                                                                                  ------------  ---------
        Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . .         1,730      4,698
                                                                                  ------------  ---------

        Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,007      2,261

Operating expenses:
    Sales and marketing:
      Other sales and marketing . . . . . . . . . . . . . . . . . . . . . . . .         4,574     11,048
      Stock based charges . . . . . . . . . . . . . . . . . . . . . . . . . . .           (95)     2,620
    Research and development:
      Other research and development. . . . . . . . . . . . . . . . . . . . . .         3,515      3,830
      Stock based charges . . . . . . . . . . . . . . . . . . . . . . . . . . .           157      1,523
    General and administrative:
      Other general and administrative. . . . . . . . . . . . . . . . . . . . .         2,289      2,521
      Stock based charges . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,326      4,063
    Amortization of goodwill and other intangible assets. . . . . . . . . . . .           401      2,726
    Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . . . . .           693          -
                                                                                  ------------  ---------

        Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . .        12,860     28,331

Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (10,853)   (26,070)

Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           270        795
                                                                                  ------------  ---------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (10,583)   (25,275)

Beneficial conversion feature of Series I redeemable convertible preferred stock            -     (5,977)
                                                                                  ------------  ---------

Net loss attributable to common stockholders. . . . . . . . . . . . . . . . . .   $   (10,583)  $(31,252)
                                                                                  ============  =========

Net loss per common share -- basic and diluted  . . . . . . . . . . . . . . . .   $     (0.29)  $  (1.50)
                                                                                  ============  =========

Shares used in net loss per common share calculation -- basic and diluted . . .        36,905     20,789
                                                                                  ============  =========


         The accompanying notes are an integral part of these consolidated financial statements.

                                       EVOLVE SOFTWARE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               -----------------------
                                                                                   2001        2000
                                                                               ------------  ---------
                                                                                      (unaudited)
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (10,583)  $(25,275)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on disposal of fixed assets. . . . . . . . . . . . . . . . . . . . .            -         19
    Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . . .          545          -
    Depreciation and amortization - fixed assets. . . . . . . . . . . . . . .          932        796
    Amortization of goodwill and other intangible assets. . . . . . . . . . .          401      2,726
    Non cash restructuring charges. . . . . . . . . . . . . . . . . . . . . .          103          -
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         75
    Stock-based charges . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,253      8,950
  Changes in assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,281     (2,643)
    Prepaid expenses and other current assets . . . . . . . . . . . . . . . .          (68)      (867)
    Deposits and other assets . . . . . . . . . . . . . . . . . . . . . . . .           29       (630)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,448)      (389)
    Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         (895)       588
    Restructuring accrual . . . . . . . . . . . . . . . . . . . . . . . . . .         (822)         -
    Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,994)    (1,171)
                                                                               ------------  ---------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . .      (10,266)   (17,821)
                                                                               ------------  ---------

Cash flows from investing activities:
  Purchase of short-term investments. . . . . . . . . . . . . . . . . . . . .         (521)    (4,938)
  Maturities of short-term investments. . . . . . . . . . . . . . . . . . . .        2,500          -
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . .         (192)    (3,190)
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . .            -         13
  Purchases of intangibles  . . . . . . . . . . . . . . . . . . . . . . . . .            -       (700)
                                                                               ------------  ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . . . . . . . . .        1,787     (8,815)
                                                                               ------------  ---------

Cash flows from financing activities:
  Payments under capital lease obligations. . . . . . . . . . . . . . . . . .         (132)      (181)
  Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         (396)         -
  Proceeds from initial public offering . . . . . . . . . . . . . . . . . . .            -     46,462
  Proceeds from issuance of preferred stock, net of issuance costs. . . . . .            -     12,577
  Proceeds from exercise of common stock options. . . . . . . . . . . . . . .            -        839
  Proceeds from exercise of common stock warrants . . . . . . . . . . . . . .            -        500
  Proceeds from employee stock purchase plan  . . . . . . . . . . . . . . . .           80          -
  Proceeds from payment on note receivable. . . . . . . . . . . . . . . . . .            -         70
  Payments on repurchase of common stock. . . . . . . . . . . . . . . . . . .            -        (60)
                                                                               ------------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . . . . . . . . . .         (448)    60,207
                                                                               ------------  ---------

Effect of exchange rate changes on cash and cash equivalents. . . . . . . . .         (120)         3

Increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . .       (9,047)    33,568
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . .       19,914     18,660
                                                                               ------------  ---------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . .  $    10,867   $ 52,228
                                                                               ============  =========


      The accompanying notes are an integral part of these consolidated financial statements.

                              EVOLVE SOFTWARE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

THE  COMPANY

Evolve Software, Inc. was incorporated under the laws of the state of Delaware in February 1995 for the purpose of designing, developing, marketing and supporting enterprise application software products. The accompanying consolidated financial statements include the accounts of Evolve Software, Inc. and the Company's wholly-owned subsidiaries, Evolve Software Europe Ltd., Evolve Software (India) Pvt. Ltd. and Evolve Canada, Inc., which were incorporated in May 2000, December 2000 and April 2001, respectively.

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. All adjustments (including adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K/A.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Evolve and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE  OF  ESTIMATES

The Company has prepared these financial statements in conformity with generally accepted accounting principles which require it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE  RECOGNITION

The Company derives revenues from fees for licenses and implementation services ("Solutions revenue") and fees from maintenance, application service provider ("ASP") and subscription agreements ("Subscriptions revenue"). The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company also follows the provisions of the Securities Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements."

Under SOP 97-2 as amended, the Company recognizes revenues when all of the following conditions are met:

     -    when  persuasive  evidence  of  a  customer  agreement  exists;
     - the delivery of the product or service subject to the agreement has occurred;
     -    the  associated  fees  are  fixed  or  determinable;  and
     - the Company believes that collection of these fees is reasonably assured.

The Company's customer agreements typically include arrangements for maintenance services to be provided by the Company. Generally, the Company has vendor specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In those cases where first year maintenance revenue is included in the license fee, the Company defers the fair value of the first year maintenance revenue at the outset of the arrangement and recognizes it ratably over the period during which the maintenance is to be provided, which normally commences on the date the software is delivered.

Historically, the Company did not have vendor specific objective evidence of fair value for services specified in certain software arrangements, as the services were never sold separately. Accordingly, the remaining software revenue allocated to such software licenses and services was recognized ratably on a straight-line basis over the period during which the services were provided, which was generally between six and nine months. In October 2000 the Company established vendor specific objective evidence of fair value for certain services. For these contracts, which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion. Revenue for these arrangements is classified as Solutions revenue. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. In cases where a sale of a license does not include implementation services (e.g., a sale of additional seats or a sale of product to be implemented by a third party), revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met.

The Company generates revenue from its ASP business, by hosting the software, and making the solution available to the customer via the Internet, as well as providing maintenance and other services to the customer. In such situations, customers pay a monthly fee for the term of the contract in return for access to the Company's software, maintenance and other services such as implementation, training, consulting and hosting. For certain ASP software arrangements for which the Company does not have vendor specific objective evidence of fair value for the elements of the contract, fees from such arrangements are recognized on a monthly basis as the hosting service is provided. In other circumstances where the customer has the right to take delivery of the software and the Company has vendor specific objective evidence of fair value for the hosting element of the contract, fees from the arrangement are allocated between the elements based on the vendor specific objective evidence. Revenue for these hosting arrangements is classified as Subscriptions revenue.

License revenue includes product licenses to companies from which the Company has purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements"). Products and services purchased in reciprocal arrangements include: 1) software licensed for internal use, 2) software licensed for resale or incorporation into the Company's products; and 3) development or implementation services. For reciprocal arrangements, the Company considers Accounting Principles Boards or APB No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force or EITF, Issue No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions" to determine whether the arrangement is a monetary or nonmonetary transaction. In determining these fair values, the Company considers the recent history of cash sales of the same products or services in similar sized transactions. Revenues recognized under reciprocal arrangements were $434,000 and $695,905 for the fiscal quarters ended September 30, 2001 and 2000, respectively.

Deferred revenue represents fees derived from maintenance, ASP and subscription agreements that are being recognized ratably over the unexpired portion of the underlying period of the agreements. Deferred revenue also represents amounts billed to customers under license and service arrangements in excess of amounts recognized as revenue to date from those arrangements. As work progresses towards completion of these arrangements, a portion of the deferred revenue will be recognized.

COMPREHENSIVE  INCOME  (LOSS)

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The statement of comprehensive loss is as follows (in thousands):

                                           THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                         ----------------------
                                            2001        2000
                                         ----------  ----------
Net loss                                 $ (10,583)  $ (25,275)
Foreign currency translation adjustment       (184)         (3)
                                         ----------  ----------
Comprehensive loss                       $ (10,767)  $ (25,278)
                                         ==========  ==========

SEGMENT  INFORMATION

The Company operates in only one segment, namely workforce optimization software and, as such, uses only one measure of profitability for internal reporting purposes. To date, substantially all of the Company's revenues have been derived from within the United States.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Evolve will continue to amortize goodwill and purchased intangible assets acquired prior to June 30, 2001, until it adopts SFAS No. 142. For business combinations initiated after June 30, 2001, Evolve will follow the non-amortization method under SFAS No. 142. Evolve is currently assessing SFAS No. 141 and 142 and has not determined the impact on Evolve's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement cost is to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The Company believes that the adoption of SFAS No. 143 will not have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale.
Although, the Statement retains certain of the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it superseded SFAS No. 121and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a Segment of a Business." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing the impact of adopting SFAS No. 144 on the Company's financial position and results of operations.

NOTE  2.  ACQUISITIONS

On June 29, 2001, Evolve acquired certain assets of Vivant! Corporation ("Vivant"). The total acquisition cost was approximately $3.1 million primarily comprised of $910,000 in cash, 1,553,254 shares of the Company's common stock valued at $1.6 million, a future stock commitment valued at a minimum of $525,000 and $137,000 for transaction related expenses. With the assistance of an independent valuation, the Company recorded approximately $2.2 million in developed technology, $717,000 in goodwill and $187,000 in acquired workforce upon this acquisition which was accounted for as a purchase. The Company subsequently issued 663,495 shares to Vivant in September 2001 pursuant to the terms of the acquisition agreement. The number of shares issued to Vivant at the closing of the acquisition is subject to adjustment (by issuance of additional shares or redemption of existing shares) based on the market value of Evolve's common stock as of the time the registration of such shares becomes effective. In addition, Evolve has agreed to issue to Vivant additional shares of its common stock with a value of no less than $525,000 and no more than $4,425,000 at specified times based on receipts from the sale of Vivant's products for the shorter of twenty-four months from the date of the agreement or eighteen months from the Company's first customer contract that incorporates Vivant technology. The Company is still refining its purchase price allocation, which may result in adjustments in future periods. However, the asset acquisition agreement governing the purchase of the Vivant assets limits the aggregate number of shares of common stock to be issued by the Company to not exceed 7,661,097 shares. The results of Vivant's operations have been included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma consolidated financial information presents the combined results of Evolve and Vivant as if the acquisition had occurred on July 1, 2000, after giving effect to certain adjustments, principally the amortization of goodwill and other intangible assets. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on July 1, 2000 (in thousands, except per share amounts).

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                      ----------------------
                                         2001        2000
                                      ----------  ----------
Revenues                              $   3,737   $   6,959
Net loss                                (10,583)    (34,890)
                                      ----------  ----------
Basic and diluted net loss per share  $   (0.29)  $   (1.52)
                                      ==========  ==========

NOTE  3.  STOCK-BASED  CHARGES

The Company incurred stock-based compensation in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of its common stock for accounting purposes. The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $40.3 million as of August 9, 2000, the Company's IPO date. This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable or Award Plans," over the four-year vesting period of the granted options. Based on the unearned stock based compensation balance at September 30, 2001, the Company's results from operations will include stock-based compensation expense, at a minimum, through 2004. The Company recorded stock-based charges of $1.3 million and $9.0 million for the three months ended September 30, 2001, and September 30, 2000, respectively.

In connection with the termination of employment of certain executive officers in fiscal 2001, the Company entered into arrangements with those executive officers to provide consulting services. For accounting purposes, this was deemed to be a change in status of the employee and resulted in a new measurement date for the amended equity awards in accordance with FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." In addition, for other executive officers of Evolve whose employment was terminated in fiscal 2001 and where those officers had purchased restricted stock with full recourse notes, the Company agreed as part of their termination settlement to allow them to sell back to the Company their restricted shares in exchange for cancellation of the notes. Accordingly, these notes are accounted for as non-recourse notes on a variable basis such that the charge/credit arising from these notes will fluctuate from period to period based on the Company's stock price. The revaluation charge for the notes subject to remeasurement was not significant for the quarter ended September 30, 2001. The financial impact of these arrangements is included within stock-based compensation expense, which has been allocated to the appropriate functional categories within the Statement of Operations.

NOTE  4.  LONG-TERM  DEBT

In January 2001 the Company entered into a credit arrangement providing a line-of-credit of $7.5 million and a $7.5 million term loan credit facility with interest accruing at the bank's prime rate plus 0.75% and 1.00%, respectively. At September 30, 2001, these rates were 7.25% and 7.5%, respectively. As of September 30, 2001, the Company had utilized $4.8 million of the term loan credit facility and had repaid $396,000. The loan will be fully repaid by July 1, 2003. Both the line-of-credit and the term loan credit facility are collateralized by all of the Company's assets, including intellectual property, except for previously leased equipment. The line-of-credit also includes a $5.0 million sublimit to secure commercial and/or standby letters-of-credit of which $2.9 million has been utilized to support letters-of-credit issued to the landlord of the Company's Emeryville facility. Any advances on the line-of-credit mature one year from the loan documents with interest due monthly. Advances on the term loan credit facility are due twenty-eight months from the advance with interest-only payments for the first four months and then equal payments of interest and principal amortized over the remaining twenty-four months. The Company is required to maintain certain financial ratios as part of the loan covenants.

In September 2001, the Company entered into a commitment letter to amend the Loan and Security Agreement, and thereafter signed an amended and restated Loan and Security Agreement on November 13, 2001, to restructure the excess credit facilities, to obtain a waiver of certain defaults under the credit arrangement and to reduce the line-of-credit to $3 million and the term loan credit facility to $4.4 million. According to the bank, the Company had been in violation of bank covenants to maintain minimum revenue levels for the months of April through September 2001. In connection with the loan amendment, the bank waived these covenant violations on September 26, 2001, and approved new financial covenants for the periods commencing October 1, 2001. Under the new covenants, the Company will be required to: (1) maintain at all times a minimum bank liquidity ratio of 1.50 to 1.00, reducing to a ratio of 1.25 to 1.00 on January 31, 2002, (the cash component of this ratio is required to be held at the bank);
(2) beginning with the month ending December 31, 2001, maintain on a monthly basis the greater of (a) a minimum company liquidity ratio of 1.75 to 1.00 or
(b) $14,000,000 in unrestricted cash (unrestricted cash will include any restricted cash held by the bank) reducing to $8,000,000 on January 31, 2002;
(3) beginning with the month ending December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00; and (4) meet a milestone covenant of obtaining at least $10,000,000 in new equity from investors acceptable to the bank by October 15, 2001 (this milestone was met).

NOTE  5.  CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. For example, one of the Company's early customers filed an action in the federal district court in Massachusetts and several other customers filed actions in either state or federal court in California, each alleging a variety of claims including that the software and services purchased from the Company did not satisfy certain contractual obligations or, in two cases, that the Company engaged in practices that they allege were unfair or misrepresentative. Certain of these claims were filed as counterclaims to actions instituted by the Company to collect outstanding receivables. All of these claims are still in the early stages of litigation, and it is, therefore, not possible to estimate the outcome of these contingencies.

In November 2001, a complaint seeking class action status was filed in the United States District Court for the Southern District of New York. The complaint is purportedly brought on behalf of all persons who purchased the Company's common stock from August 4, 2000, through December 6, 2000. The complaint names as defendants some of the Company's former and current officers, and several investment banking firms that served as managing underwriters of the Company's initial public offering. As of the date of this report, neither the Company nor the individual defendants named had been served with the complaint. Among other things, the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for the Company's initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for alleged excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. The Company is aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. No specific amount of damages is claimed in the complaint involving the initial public offering. The Company intends to contest the claims vigorously. The Company is unable, at this time, to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

The Company believes that there are no other claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

NOTE  6.  RESTRUCTURING  CHARGES

During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $693,000 related to actions taken to reduce costs and to strengthen the Company's position to execute its strategy. The restructuring charge included $590,000 of severance related costs, which resulted from the involuntary termination of 49 employees or 19% of the Company's workforce. These employees were primarily in the Company's United States operations. As a result of the headcount reduction, the Company recorded $103,000 for the disposal of excess computer hardware and telecommunications equipment. These charges were in addition to the $9.7 million in restructuring charges that were recorded in the quarter ended June 30, 2001. A rollforward of the restructuring-related liabilities follows.

(in thousands)                                SEVERANCE     ACCRUAL OF       FIXED
                                             AND RELATED       LEASE         ASSET
                                               CHARGES      COMMITMENTS    WRITE-OFF    TOTALS
                                            -------------  -------------  -----------  --------
Restructuring charges                       $      1,597   $      6,433   $    1,694   $ 9,724
Amount paid                                         (817)          (354)           -    (1,171)
Non-cash charges                                       -              -       (1,694)   (1,694)
                                            -------------  -------------  -----------  --------
Accrued liabilities at June 30, 2001                 780          6,079            -     6,859

Restructuring charges                                590              -          103       693
Amount paid                                       (1,007)          (405)           -    (1,412)
Non-cash charges                                       -              -         (103)     (103)
                                            -------------  -------------  -----------  --------
Accrued liabilities at September 30, 2001   $        363   $      5,674   $        -   $ 6,037

Short-term                                  $        363   $      1,406   $        -   $ 1,769
Long-term                                   $          -   $      4,268   $        -   $ 4,268

NOTE  7.  NET  LOSS  PER  SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during each period. Since the Company has had a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share. Common shares issuable upon exercise of stock options and warrants and upon conversion of convertible preferred stock are excluded because the effect would be anti-dilutive. A reconciliation of the numerator and denominator (both in thousands) used in the calculation of basic and diluted net loss per share follows:

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                --------------------
                                                   2001       2000
                                                ---------  ---------
Numerator:
  Net loss                                      $(10,583)  $(25,275)
  Beneficial conversion feature of Series I
    redeemable convertible preferred stock             -     (5,977)
                                                ---------  ---------
  Net loss attributable to common stockholders  $(10,583)  $(31,252)
                                                =========  =========

Denominator:
  Weighted average common shares                  40,052     26,244
  Weighted average unvested common shares
    subject to repurchase                         (3,147)    (5,455)
  Shares used in computing basic and diluted
                                                ---------  ---------
    net loss per share                            36,905     20,789
                                                =========  =========

At September 30, 2001 and 2000, options to purchase 4,762,007 and 1,702,227 shares of common stock were outstanding with a weighted-average exercise price of $3.51 and $6.20, respectively. These common stock equivalents have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. The weighted-average purchase price of stock subject to repurchase was $2.29 and $2.22 as of September 30, 2001 and 2000, respectively.

NOTE  8.  SUBSEQUENT  EVENTS

On September 23, 2001, the Company signed a Series A Preferred Stock Purchase Agreement with new and existing investors for a private placement of 1.3 million shares of convertible preferred stock at $10.00 per share (convertible into common stock at a rate of $.50 per share) for total proceeds of $13 million as well as warrants to purchase 6.5 million shares of common stock at $1.00 per share. In addition, the Company issued warrants to purchase 1.3 million additional shares of convertible preferred stock for additional potential proceeds of $13 million, which will also include, upon exercise, warrants to purchase an additional 6.5 million shares of common stock at $1.00 per share. Closing of the arrangement and receipt of $13 million occurred on October 9, 2001.

In October 2001 the Company negotiated with its landlord for an amendment to the original Emeryville lease agreement to relieve the Company from its payment obligations for the excess premises and increase the payment obligations for the occupied facilities. As a result of this agreement, the Company anticipates reversing approximately $2.1 million of the total $6.4 million facilities restructuring accrual recorded in the quarter ended June 30, 2001.

Since September 30, 2001, there have been several changes in the Company's executive management team. John P. Bantleman, the Company's former President and Chief Executive Officer, James J. Bozzini, the Company's former Chief Operating Officer, and Joseph A. Fuca, the Company's former Vice President, North American Sales, all left the Company in October 2001; David Hsieh, formerly Vice President, Marketing, left the Company in November 2001. In October 2001, the Company appointed Lin Johnstone as Interim Chief Executive Officer, and announced that it had initiated an executive search for a permanent Chief Executive Officer.

In November 2001, the Company initiated a workforce reduction intended to further reduce operating expenses and to consolidate the Company's employment focus to North America. Associated with this restructuring, the Company closed its India development center. The Company's worldwide headcount will be approximately 140 employees after the reduction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes included in this report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001.

Except for historical information, this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section below entitled "Factors That May Affect Future Results of Operations." You should carefully review these risks as well as the discussion of risks and uncertainties contained in our Annual Report on Form 10-K/A under the caption "Business-Factors That May Affect Future Results." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect subsequent events or circumstances after the date of this document.

OVERVIEW

Evolve is a leading provider of integrated Internet-based strategic workforce optimization software for automating people-driven service organizations like professional services firms and corporate information technology ("IT") groups. Our Evolve 4 software suite integrates and streamlines the core processes that are critical to services-oriented organizations, which center around managing project portfolios, project opportunities, professional resources (including contract workers) and service delivery. Our solution combines the efficiency gains of automating core business processes with the benefits of on-line intercompany collaboration, creating a Strategic Workforce Optimization Platform for a variety of project-driven services organizations.

We have licensed our solution to over one hundred customers who have collectively purchased it to manage over 82,000 professionals. Our customers include professional services firms such as EDS and Icon Media Lab, high tech services organizations at companies such as Sun Microsystems, Novell and Autodesk and Corporate IT organizations in companies such as CSFBdirect and Fleet Financial.

Evolve was founded in February 1995. From our inception through December 1998 our activities, funded by the venture capital we raised, consisted primarily of building our business infrastructure, recruiting personnel and developing our software and service offerings. Our Evolve solution was first made commercially available in March 1999. We recognized our first revenues from the Evolve solution during the quarter ended March 31, 1999. We have incurred substantial losses since inception and we anticipate that we will continue to incur operating losses as we make the investments necessary to run our business. Our accumulated deficit at September 30, 2001, was $226.3 million.

Beginning in the fourth quarter of fiscal 2001, in response to market conditions, we reduced our workforce, restructured our organization and took other measures to reduce operating expenses. As a result, our headcount was reduced to 201 employees as of September 30, 2001, from 365 employees as of March 31, 2001.

In August 2000 we completed an initial public offering of 5,750,000 shares of our common stock, resulting in proceeds of approximately $46.5 million, net of offering costs.

On September 23, 2001, we signed a Series A Preferred Stock Purchase Agreement with new and existing investors for a private placement of 1.3 million shares of convertible preferred stock at $10.00 per share for total proceeds of $13 million as well as warrants to purchase 6.5 million shares of common stock at $1.00 per share. In addition, we issued warrants to purchase 1.3 million additional shares of convertible preferred stock for additional potential proceeds of $13 million, which will also include, upon exercise, warrants to purchase an additional 6.5 million shares of common stock at $1.00 per share. Closing of the arrangement and receipt of $13 million occurred on October 9, 2001.

RESULTS  OF  OPERATIONS

REVENUES

Total revenues were $3.7 million for the three months ended September 30, 2001, compared with revenues of $7.0 million for the comparable 2000 period, representing a 46% decrease in total revenues. For the quarter ended September 30, 2001, sales to two customers accounted for 37% and 22% of total revenues.
For the quarter ended September 30, 2000, sales to one customer accounted for 11% of total revenues.

The decrease in revenues is attributable to our effort to diversify our client base to include global services companies, services divisions of technology companies and Corporate IT organizations in Global 2000 companies. These types of companies generally have extended sales cycles. Additionally, sales across all customer segments have been impacted by the recent downturn in the economy and subsequent reductions in corporate IT spending.

We classify our revenue as either Solutions revenue or Subscriptions revenue. Solutions revenue consists principally of software licenses and implementation services while Subscriptions revenue consists principally of application service provider ("ASP") fees and maintenance subscriptions. For the three months ended September 30, 2001, Solutions revenues and Subscriptions revenue were $2.3 million, or 63% of total revenues, and $1.4 million, or 37% of total revenues, respectively. For the three months ended September 30, 2000, Solutions revenues and Subscriptions revenues were $5.0 million, or 73% of total revenues, and $1.9 million, or 27% of total revenues, respectively.

COST  OF  REVENUES

Our cost of revenues includes the costs directly associated with our Solutions and Subscriptions revenues, including stock-based compensation. The cost of our Solutions revenues consists principally of payroll-related costs for employees and consultants involved in providing services for implementation, training and consulting. The cost of our Solutions revenues also includes royalties due to third-parties for integrated third-party technology, and to a lesser extent, printing costs of product documentation, duplication costs for software media and shipping costs. Cost of Subscriptions revenues consists primarily of the payroll-related costs for employees involved in providing support services to customers under maintenance contracts as well as payroll costs for employees and consultants involved in providing services for implementation, training and consulting for our ASP customers. Cost of Subscriptions also includes hosting fees required to service our ASP customers.

Total cost of revenues, excluding stock-based compensation, was $1.9 million for the three months ended September 30, 2001, compared with $4.0 million for the three months ended September 30, 2000, representing a 53% decrease in cost of revenues. As a percentage of total revenues, total cost of revenues, excluding stock-based compensation, was 50% and 57% for the quarters ended September 30, 2001 and 2000, respectively.

Cost of Solutions revenues, excluding stock-based compensation, was $1.4 million and the cost of Subscriptions revenues was $450,000 for the three months ended September 30, 2001. Cost of Solutions revenues was $2.9 million and the cost of Subscriptions revenues was $1.1 million for the quarter ended September 30, 2000. As a percentage of Solutions revenues, cost of Solutions revenues was 60% and 58% for the quarters ended September 30, 2001 and 2000, respectively. As a percentage of Subscriptions revenues, cost of Subscriptions revenues was 32% and 55% for the quarters ended September 30, 2001 and 2000, respectively.

The decrease in cost of Solutions revenues was primarily attributable to the decreased costs associated with employees and third-party consultants involved in providing implementation, training and consulting services to our customer base. The number of employees in our services organization decreased by 78% from September 30, 2000, to September 30, 2001. The decrease in cost of Subscriptions revenues was primarily due to decreased payroll costs for employees and third-party consultants involved in providing support services to customers under maintenance and application subscription contracts. We are seeking to reduce our cost of Solutions revenues by having our customers engage third-parties to provide a substantial portion of services related to our applications.

OPERATING  EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and stock-based compensation, as well as the costs of advertising, public relations, website development, trade shows, seminars, promotional materials and other sales and marketing programs. Additionally, sales and marketing expenses include costs of service personnel that have not been treated as part of cost of revenues. Sales and marketing expenses, excluding stock-based compensation, decreased by 59% to $4.6 million for the quarter ended September 30, 2001, from $11.0 million for the quarter ended September 30, 2000. The decrease in sales and marketing expenses resulted primarily from significant workforce reductions implemented during the quarters ended June 30, 2001, and September 30, 2001. The number of employees in our sales and marketing organization decreased by 49% from September 30, 2000, to September 30, 2001. We expect that the level of sales and marketing expenses will continue to decline in the next quarter as we experience the full effects of cost cutting measures taken during the quarter ended September 30, 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel and related costs, including stock-based compensation, associated with our product development efforts, including fees paid to third-parties for engineering consulting services. Research and development expenses, excluding stock-based compensation, decreased 8% to $3.5 million for the three months ended September 30, 2001, from $3.8 million for the three months ended September 30, 2000. The decrease in research and development expenses related primarily to a decreased reliance on third-party consultants that we previously utilized to accelerate the delivery of Evolve 4 and other development projects. During the quarter ended March 31, 2001, we opened a software development center in India that became fully operational during the quarter ended June 30, 2001. As a result of the India operation, the number of employees in our research and development organization increased by 30% from September 30, 2000, to September 30, 2001. Because of the lower costs of operating in India, the additional cost of India was offset by the decline in third-party consultants. We expect that the absolute dollar amount of research and development expenses will not increase in the next quarter.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and expenses, including stock-based compensation related to executive, finance and administrative personnel, bad debt expense, and professional service fees. General and administrative expenses, excluding stock-based compensation, decreased 9% to $2.3 million for the three months ended September 30, 2001, from $2.5 million for the three months ended September 30, 2000. The decrease in general and administrative expenses resulted primarily from our workforce reductions, offset by an increase in bad debt expense. The number of employees in our general and administrative organization decreased by 45% from September 30, 2000, to September 30, 2001.

We increased our bad debt allowance by $545,000 during the quarter ended September 30, 2001. This increase resulted from the impact of the worsening general economic situation on selected customers, in particular e-business consultancies that focused on web development and e-commerce integration. Many of these customers have encountered difficulties in securing additional financing to meet their obligations and have sought to limit expenditures to conserve their cash balances. We continue to monitor our customers' ability to pay throughout the term of the arrangement and, in the face of the weakening economy, will adjust the provision for bad debt allowance or defer revenue recognition, as appropriate.

We expect that general and administrative expenses will remain stable in the next quarter.

AMORTIZATION OF STOCK-BASED CHARGES. We incurred stock-based compensation in connection with stock option grants and sales of restricted stock to our employees at exercise or sales prices below the deemed fair market value of our common stock for accounting purposes and as a result of amending certain stockholder loans and accelerated vesting rights granted to terminated executives. Based on the remaining balances at September 30, 2001, our results from operations will include stock-based compensation expense, at a minimum, through 2004. We recorded stock-based charges of $1.3 million and $9.0 million for the three months ended September 30, 2001, and September 30, 2000, respectively. Stock-based charges are amortized on an accelerated basis and the decrease in stock-based amortization resulted primarily from the resulting decline in the cost over time. In addition, employee terminations in the current and prior quarters reduced current quarter charges and also reversed some amortization previously taken on an accelerated basis. Amortization of stock-based compensation consisted of the following (in thousands):

                               THREE MONTHS ENDED
                                  SEPTEMBER 30,
                               ------------------
                                 2001      2000
                               --------  --------
Cost of revenues:
  Solutions                    $  (135)  $   744
Operating expenses:
  Sales and marketing              (95)    2,620
  Research and development         157     1,523
  General and administrative     1,326     4,063
                               --------  --------
Total                          $ 1,253   $ 8,950
                               ========  ========

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. In connection with the acquisition of Vivant! Corporation on June 29, 2001, and, with the assistance of an independent valuation, we recorded $2.2 million for developed technology, $717,000 for goodwill and $187,000 for acquired workforce. Additionally, in connection with the acquisition of InfoWide, Inc., on March 31, 2000, we recorded $32.6 million in goodwill, purchased technology and other intangible assets including in-process technology of $3.1 million. During the quarter ended June 30, 2001, our goodwill and other intangibles were substantially reduced because of the write-off of $18.1 million resulting from the impairment of all the intangible assets that remained from the InfoWide acquisition. As a result of the acquisition of Vivant and the write-off of InfoWide, amortization of goodwill and other intangible assets declined to $401,000 for the quarter ended September 30, 2001, from $2.7 million for the three months ended September 30, 2000. We amortized goodwill and other intangible assets over periods not exceeding thirty-six months.

RESTRUCTURING COSTS. In August 2001 we continued the cost control measures commenced in April 2001 to streamline operations and reduce costs, and further reduced our headcount by 49 employees. As a result of the workforce reduction, we recorded a charge of $693,000, which consisted of severance related costs of $590,000 and a write-off of excess computer hardware and telecommunications equipment, related to the workforce reduction, of $103,000.

OTHER INCOME, NET. Other income, net was $270,000 and $795,000 at September 30, 2001 and 2000, respectively. The 66% decrease resulted primarily from a decline in our cash balances and bank interest rates which resulted in a $626,000 interest income reduction. The decline in interest income was partially offset by a $121,000 increase in foreign exchange translation gain resulting primarily from the strengthening of the British pound against the United States dollar.

BENEFICIAL CONVERSION OF PREFERRED STOCK. We recorded a dividend charge of $6.0 million for the quarter ended September 30, 2000, in respect of a beneficial conversion feature associated with the sale of approximately 2,000,000 shares of our Series I Preferred Stock in fiscal 2001. The deemed fair value for accounting purposes was $9.00 per share.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the quarter ended September 30, 2001, net cash used in operating activities was $10.3 million resulting principally from a net loss of $10.6 million offset by amortization and depreciation of $1.5 million, stock-based charges of $1.3 million and a net decrease in assets and liabilities of $2.9 million. For the quarter ended September 30, 2000, net cash used in operating activities was $17.8 million resulting principally from a net loss of $25.3 million offset by amortization and depreciation of $3.5 million and stock-based charges of $9.0 million and a net decrease in assets and liabilities of $5.0 million.

Net cash provided by investing activities for the three months ended September 30, 2001, was $1.8 million compared with net cash used by investing activities of $8.8 million for the same period in fiscal 2000. Cash provided by investing activities for the three months ended September 30, 2001, resulted primarily from the net sale of short-term investments of $2.5 million partially offset by the purchase of property and equipment of $192,000. Cash used by investing activities for the three months ended September 30, 2000, resulted primarily from the purchase of $4.9 million of short-term investments and purchases of property and equipment of $3.2 million.

Net cash used in financing activities for the three months ended September 30, 2001, was $448,000 compared with net cash provided by financing activities of $60 million for the same prior year period. Cash used in financing activities for the three months ended September 30, 2001, resulted from principal payments on our bank credit facility of $396,000 and payments of capital lease obligations of $132,000 partially offset by proceeds from our employee stock purchase plan of $80,000. Net cash provided by financing activities for the three months ended September 30, 2000, resulted principally from the net proceeds of our initial public offering of $46.5 million and preferred and common stock issuances of $13.9 million.

At September 30, 2001, we had cash, cash equivalents and investments of $11.7 million. We believe that our current cash and investment balances, cash flow from operations and funds from our sale of Series A Preferred Stock in October 2001 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

In January 2001 we entered into a credit arrangement providing a line-of-credit of $7.5 million and a $7.5 million term loan credit facility with interest accruing at the rate of the bank's prime rate plus 0.75% and 1.00%, respectively. At September 30, 2001, these rates were 7.25% and 7.5%, respectively. As of September 30, 2001, we had utilized $4.8 million of the term loan credit facility and had repaid $396,000. The loan will be fully repaid by July 1, 2003. Both the line-of-credit and the term loan credit facility are collateralized by all of our assets, including intellectual property, except for previously leased equipment. The line-of-credit also includes a $5.0 million sublimit to secure commercial and/or standby letters-of-credit of which $2.9 million has been utilized to support letters-of-credit issued to the landlord of our Emeryville facility. Any advances on the line-of-credit mature one year from the loan documents with interest due monthly. Advances on the term loan credit facility are due twenty-eight months from the advance with interest only payments for the first four months and then equal payments of interest and principal amortized over the remaining twenty-four months. We are required to maintain certain financial ratios as part of the loan covenants.

In September 2001, we entered into a commitment letter to amend the Loan and Security Agreement, and thereafter signed an amended and restated Loan and Security Agreement on November 13, 2001, to restructure the excess credit facilities, to obtain a waiver of certain defaults under the credit arrangement and to reduce the line-of-credit to $3 million and the term loan credit facility to $4.4 million. According to the bank, we had been in violation of bank covenants to maintain minimum revenue levels for the months of April through September 2001. In connection with the loan amendment, the bank waived these covenant violations on September 26, 2001, and approved new financial covenants for the periods commencing October 1, 2001. Under the new covenants, we will be required to: (1) maintain at all times a minimum bank liquidity ratio of 1.50 to 1.00, reducing to a ratio of 1.25 to 1.00 on January 31, 2002 (the cash component of this ratio is required to be held at the bank); (2) beginning with the month ending December 31, 2001, maintain on a monthly basis equal to the greater of (a) a minimum company liquidity ratio of 1.75 to 1.00 or (b) $14,000,000 in unrestricted cash (unrestricted cash will include any restricted cash held by the bank) reducing to $8,000,000 on January 31, 2002 (3) beginning with the month ending December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00; and (4) meet a milestone covenant of obtaining at least $10,000,000 in new equity from investors acceptable to the bank by October 15, 2001 (this milestone was met).

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

WE HAVE INCURRED LOSSES SINCE INCEPTION, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

We have incurred net losses and losses from operations since our inception in 1995, and we may not be able to achieve profitability in the future. As of September 30, 2001, we had an accumulated deficit of approximately $226.3 million. Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business. Despite recent cost reductions, we expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As is the case with many enterprise software companies, we have experienced a sequential quarterly decline in revenue for the quarter ending September 30, 2001, and may experience a further decline in the current quarter. As a result, we expect to experience continued losses and negative cash flows from operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

We require substantial amounts of capital to fund our business operations. The rate at which our capital is utilized is affected by the level of our fixed expenses (including employee related expenses and expenses relating to real estate) and variable expenses. Substantial capital has been used to fund our operating losses. Since inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. In September 2001 we signed a definitive agreement for a private placement of our Series A Preferred Stock, which closed on October 9, 2001, and resulted in proceeds of $13 million. This financing, combined with the cost reductions we are undertaking and our existing credit facilities, is expected to be sufficient to meet our working capital requirements through the end of September 30, 2002. However, we may require additional capital prior to that time if one or more of the following occur:

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

Accordingly, we may require or seek to raise additional capital during the 2002 or 2003 fiscal years. We cannot be certain that additional financing will be available on favorable terms, if at all.

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

WE REDUCED OUR WORKFORCE DURING THE SECOND HALF OF THE PRIOR FISCAL YEAR, AND, IF WE FAIL TO MANAGE THIS REDUCTION IN WORKFORCE, OUR ABILITY TO GENERATE NEW REVENUE, ACHIEVE PROFITABILITY AND SATISFY OUR CUSTOMERS COULD BE HARMED.

We reduced our workforce during the second half of the prior fiscal year after growing significantly the first half of the year and in previous years. Any failure to manage this reduction in workforce could impede our ability to increase revenues and achieve profitability. We reduced our number of employees from 326 at June 30, 2000, to 201 as of September 30, 2001.

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

ANY INABILITY TO ATTRACT AND RETAIN SENIOR EXECUTIVE OFFICERS AND ADDITIONAL PERSONNEL COULD AFFECT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

We recently initiated searches for several executive officers including a permanent Chief Executive Officer and a Vice President of Engineering. Our future performance will depend, in significant measure, on our ability to recruit highly qualified individuals to serve in such positions and the ability of these new executives to work effectively with other members of our management team as well as key employees, customers and partners. In addition, if we are unable to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, services and support, our ability to grow our business could be affected. The loss of the services of our key engineering, sales, services or marketing personnel would harm our operations. For instance, loss of sales and customer service representatives could harm our relationship with the customers they serve, loss of engineers and development personnel could impede the development of product releases and enhancements and decrease our competitiveness, and departure of senior management personnel could result in a loss of confidence in our company by customers, suppliers and partners. None of our key personnel is bound by an employment agreement, and we do not maintain key person insurance on any of our employees. Because we, like many other technology companies, rely on stock options as a component of our employee compensation, if the market price of our common stock decreases or increases substantially, some current or potential employees may perceive our equity incentives as less attractive. In that case, our ability to attract and retain employees may be adversely affected.

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

WE  MAY  NOT  BE  ABLE  TO  REDUCE OUR OPERATING EXPENDITURES AS AGGRESSIVELY AS
PLANNED  AND  WE  MAY  NEED  TO  IMPLEMENT  ADDITIONAL RESTRUCTURING ACTIVITIES.

In response to the current uncertain economic environment and volatility in the public equity markets, we recently implemented significant measures designed to reduce our operating expenses and enhance our ability to attain operating profitability. For example, from July 1, 2000, through September 30, 2001, we reduced our employee headcount by 182 persons, with reductions in virtually all areas of operations. We expect that our workforce reductions and other expense containment measures will allow us to continue operations into the foreseeable future.

In order to achieve operating profitability, we will need to maintain these cost savings in future quarters, without adversely affecting our revenue growth. Numerous factors could impede our ability to further manage our operating expenses. For instance, we currently expect to achieve significant expense reductions by limiting the headcount of our services organization; however, we may not be able to achieve the desired savings if we cannot engage and qualify third-party integration and support partners as rapidly as we hope. In addition, if our revenue growth fails to meet our current expectations, we would be forced to seek expense reductions in excess of our current plans, which may not be achievable. Any of these developments could impede our ability to achieve profitable operations in accordance with current expectations.

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

WE  CONTINUE  TO  OPERATE  INTERNATIONALLY,  BUT  WE  MAY  ENCOUNTER A NUMBER OF
PROBLEMS  IN  DOING  SO  WHICH  COULD  LIMIT  OUR  FUTURE  GROWTH.

We may not be able to successfully market, sell, deliver and support our products and services internationally. Any failure to build and manage effective international operations could limit the future growth of our business. Expansion into international markets will require significant management attention and financial resources to open additional international offices and hire international sales and support personnel. Localizing our products is difficult and may take longer than we anticipate because of difficulties in translation and delays we may experience in recruiting and training international staff. We are still in the process of developing local versions of our products, and we have limited experience in marketing, selling and supporting our products and services overseas. Doing business internationally involves greater expense and many additional risks, particularly:

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

RISKS  RELATED  TO  OUR  STOCK

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES HAVE SIGNIFICANT CONTROL OVER US AND MAY APPROVE OR REJECT MATTERS CONTRARY TO YOUR VOTE OR INTERESTS.

Our executive officers and directors together with their affiliates beneficially own, or have rights to acquire, an aggregate of approximately 57.5% of our outstanding common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, even if other stockholders disagree. In particular, Warburg Pincus Private Equity VIII, L.P. ("Warburg") owns or has the right to acquire securities with voting power equivalent to 55.0% of our outstanding capital stock. Furthermore, certain actions that we may wish to undertake require the consent of holders of a majority of our outstanding shares of Series A Preferred Stock, voting as a separate class. These actions include authorization and sale of certain senior securities, certain transactions involving a change of control of Evolve, the incurrence of significant indebtedness and the payment of dividends. With respect to these and other matters, the interests of the holders of our Series A Preferred Stock will not necessarily be identical to those of holders of our common stock. For instance, in the event of certain change of control transactions, the holders of Series A Preferred Stock are entitled to payment of a liquidation preference prior to payment of any consideration to the holders of our common stock. This may cause the holders of Series A Preferred Stock generally, and Warburg in particular, to favor or oppose a merger or sale of the Company or its assets in circumstances where many holders of common stock have a contrary desire. In such an instance, we may not be able to pursue the transaction in question even if it is supported by many or most holders of our common stock.

THE  SALE  OF  A  SUBSTANTIAL  NUMBER  OF SHARES OF COMMON STOCK COULD CAUSE THE
MARKET  PRICE  OF  OUR  COMMON  STOCK  TO  DECLINE.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market. As of October 31, 2001, we had 40,830,111 shares of common stock outstanding. Of these shares, 35,568,545 were freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, and, in some cases, only to either manner of sale, volume, or notice requirements of Rule 144 under the Securities Act of 1933, as amended. An additional 3,044,817 shares will become eligible for sale, subject only to the manner of sale requirements of Rule 144, as our right to repurchase these shares lapses over time with the continued employment by Evolve of these stockholders. The remaining 2,216,749 shares that were outstanding as of October 31, 2001, will be freely tradable, subject only to Form S-3 delivery requirements and possibly restrictions under Rule 144, upon the effectiveness of the Form S-3 that was filed in September 2001, amended in October 2001 and expected to be amended again in November 2001 (as will an as-yet unspecified number of shares that are required to be issued as of the date the Form S-3 becomes effective). As of October 31, 2001, we also had 4,941,832 shares subject to outstanding options under our stock option plans (plus 215,000 options and warrants issued outside of any plan), and 2,590,029 shares are available for future issuance under these plans. We have registered the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and 1,885,340 remaining shares of common stock are reserved for issuance under our 2000 Employee Stock Purchase Plan. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as they are purchased. As of October 31, 2001, we also had warrants outstanding to purchase a total of 6,509,167 of our common stock and a warrant to purchase up to 1.3 million shares of Series A Convertible Preferred Stock, which in turn is convertible to up to 26 million shares of common stock. If all the warrants for the Series A Convertible Stock are exercised, an additional common stock warrant for up to 6,500,000 shares of our common stock will be issued.

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

INTEREST  RATE  RISK

At September 30, 2001, we had cash, cash equivalents and investments of $11.7 million. Included in this balance is a short-term investment of $861,000. Declines in interest rates over time would reduce our interest income. Interest rate fluctuations would also affect interest paid on our line of credit and term loan credit facility.

Funds in excess of current operating requirements are invested in short-term investments principally consisting of commercial paper, government bonds and money-market institutions. Due to the nature of our investments, we have concluded that there is no material market risk exposure at September 30, 2001. Therefore, no quantitative tabular disclosures are presented.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. For example, one of our early customers filed an action in the federal district court in Massachusetts and several other customers filed actions in either state or federal court in California, each alleging a variety of claims including that the software and services purchased from us did not satisfy certain contractual obligations or, in two cases, that we engaged in practices that they allege were unfair or misrepresentative. Certain of these claims were filed as counterclaims to actions instituted by us to collect outstanding receivables. All of these claims are still in the early stages of litigation, and it is, therefore, not possible to estimate the outcome of these contingencies.

In November 2001, a complaint seeking class action status was filed in the United States District Court for the Southern District of New York. The complaint is purportedly brought on behalf of all persons who purchased our common stock from August 4, 2000, through December 6, 2000. The complaint names as defendants some of our former and current officers, and several investment banking firms that served as managing underwriters of our initial public offering. As of the date of this report, neither the Company nor the individual defendants named had been served with the complaint. Among other things, the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for our initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for alleged excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. We are aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. No specific amount of damages is claimed in the complaint involving our initial public offering. We intend to contest the claims vigorously. We are unable, at this time, to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

COMMON  STOCK  SALE

On September 27, 2001, we issued and sold 663,495 shares of common stock to Vivant! Corporation pursuant to the Asset Acquisition Agreement dated May 22, 2001, as additional consideration for the assets acquired from Vivant in June 2001. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on such entity's representations to us that it was acquiring the securities for investment purposes and not with any present intent to further distribute such securities.

SERIES  A  PREFERRED  STOCK  FINANCING

We completed the sale of Series A Preferred Stock pursuant to the Purchase Agreement (the "Series A Preferred Financing") on October 9, 2001. We issued the following securities and rights to the investors participating in the Series A Preferred Financing:

     - an aggregate of 1.3 million shares of Evolve's Series A Preferred Stock at a price of $10 per share
     - warrants to purchase up to an aggregate of 1.3 million additional shares of Series A Preferred Stock at a price of $10 per share (the "preferred stock warrants")
     - warrants to purchase up to 6.5 million shares of common stock at a price of $1.00 per share (the "common stock warrants")
     - the right to receive additional common stock warrants to purchase a number of shares of common stock equal to 25% of the number of shares of common stock into which the shares of Series A Preferred Stock issued upon exercise of the preferred stock warrants are convertible, at the time such preferred stock warrants are exercised.

We received an aggregate purchase price of $13 million for the 1.3 million shares of Series A Preferred Stock sold. If the preferred stock warrants and the common stock warrants are exercised in full for cash, we will receive an additional $26 million in aggregate proceeds. We have no plans to issue additional shares of Series A Preferred Stock, other than upon exercise of the warrants described above. We intend to use the proceeds from the Series A Preferred Financing for general working capital purposes.

The issuance of the Series A Preferred Stock and the warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, and Regulation promulgated thereunder. We relied on the fact that the securities were offered to a small group of investors without any public advertisement or solicitation, and on the fact that each of the investors represented that it was an "accredited investor" within the meaning of Rule 501 under the Securities Act and that it was purchasing the securities for investment purposes and not with any present intent to further distribute such securities.

Conversion Rights. Each share of Series A Preferred Stock is convertible into common stock at an initial conversion price of $0.50, or at an initial conversion rate of 20 shares of common stock for each share of Series A Preferred Stock. The conversion rate accretes at a rate of 8.00% per annum. The conversion rate is also subject to certain adjustments as set forth in our Certificate of Designation of Series A Preferred Stock, in the event of dilutive stock issuances and in the event we incur litigation- or tax-related expenses in excess of certain limitations. The Series A Preferred Stock may be converted at any time at the election of each holder. We may cause all of the shares of Series A Preferred Stock to be automatically converted into common stock at any time after the fifth anniversary of the date of initial issuance of these shares, provided that the common stock has been trading at a value of at least $5.00 for a specified period.

Liquidation Preference. In the event of a transaction involving a dissolution of our company, the holders of Series A Preferred Stock will be entitled to payment of a liquidation preference equal to the initial purchase price of their shares of Series A Preferred Stock, plus an 8.00% annual rate of return, prior to any payment to holders of common stock and other junior securities. In the event of certain transactions involving a change of control of our company, a liquidation preference equal to the initial purchase price of the Series A Preferred Stock shares held plus an 8.00% rate of return computed over a five-year period is payable to the holders of Series A Preferred Stock, irrespective of when such a transaction occurs.

Voting Rights. Holders of Series A Preferred Stock are generally entitled to one vote for each share of common stock into which their Series A Preferred Stock is convertible. In addition, we may not, without the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock:

     - amend or repeal the provisions of the Certificate of Designation of Series A Preferred Stock
     - enter into a transaction involving a change of control, unless such transaction would result in aggregate consideration paid in respect of all Series A Preferred Stock equal to the original purchase price these shares, plus an internal rate of return of at least 50%
     -    authorize  or  issue  any  securities senior to the Series A Preferred
          Stock
     - issue any debt obligations other than trade debt in the ordinary course of business
     - pay any dividends on or repurchase any junior securities, subject to certain exceptions
     - amend our bylaws to increase the authorized number of our directors to more than eight
     - authorize or issue any shares of any class or series of stock on parity with the Series A Preferred Stock under certain circumstances.

Board Representation. The holders of the Series A Preferred Stock, voting as a separate class, are entitled to elect three members to our Board of Directors. All other directors will be elected by the holders of the common stock and the Series A Preferred Stock voting as a single class. The number of directors appointed by the holders of Series A Preferred Stock is reduced as follows:

     - to two if less than 75% but at least 50% of the shares of Series A Preferred Stock remains outstanding, or if Warburg does not exercise preferred stock warrants to purchase at least 500,000 shares of Series A Preferred Stock prior to expiration of such warrants.
     - to one if less than 50% but at least 25% of the shares of Series A Preferred Stock remains outstanding
     - to zero, if less than 25% of the shares of Series A Preferred Stock remain outstanding.

Preferred Stock Warrants. The preferred stock warrants are exercisable to purchase up to an aggregate of 1.3 million shares of Series A Preferred stock at a common stock-equivalent price of $.50 per share, payable in cash. 50% of the preferred stock warrants expire if not exercised within thirty days after our appointment of a new permanent Chief Executive Officer. If these first warrants are exercised in full, then the balance of the preferred stock warrants may be exercised for up to one year after issuance.

Common Stock Warrants. The common stock warrants issued to the investors are exercisable for up to 6.5 million shares of common stock, and our Company will issue warrants to purchase up to an additional 6.5 million shares of common stock if the preferred stock warrants are exercised in full. The common stock warrants have an exercise price of $1.00 per share, which is subject to adjustment if we issue securities at less than fair market value and under certain other circumstances. The common stock warrants may be exercised for cash, or on a cashless basis by converting the common stock warrants into a number of shares with a value equal to the spread between the market value of the shares subject to the common stock warrants and the exercise price. In addition, in the event of certain transactions involving a change of control of Evolve, holders of common stock warrants will have the right to deliver these warrants to us in exchange for payments equal to the market value of such warrants at the time of the change of control transaction, payable in cash or, subject to certain conditions, shares of common stock of Evolve. The common stock warrants have a term of seven years

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

EXHIBIT
-------
  NO.
  ---

10.18 Loan Amendment Agreement, dated November 13, 2001, between Registrant and Imperial Bank.

(b)  Reports  on  Form  8-K:

     - On September 27, 2001, we filed a current report on Form 8-K regarding the issued press release announcing that we had entered into an agreement to sell shares of our Series A Preferred Stock and warrants to purchase additional shares of its Series A Preferred Stock and Common Stock.

     - On July 17, 2001, we filed a Current Report on Form 8-K relating to the Registrant's Asset Acquisition of Vivant Corporation.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November  14,  2001         /s/         KENNETH  J.  BOZZINI
                                  ----------------------------------------------
                                                Kenneth J. Bozzini
                                  Chief Financial Officer and Vice President of
                                  Finance (Duly Authorized Officer and Principal Financial and Accounting Officer)