Form 10-Q
period 2001-12-31
EVOLVE SOFTWARE INC
filed 2002-02-14
CIK 1097002

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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


                              __________________


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 8, 2002 was approximately
$6,603,516 based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of common stock held by each officer and director and by each person who owns more than 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares outstanding of the registrant's common stock as of January 31, 2002 was 44,729,867.

================================================================================

                              EVOLVE SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item  1.    Financial  Statements

            Condensed  Consolidated  Balance Sheets  (unaudited)
            As of December 31, 2001  and  June  30,  2001 . . . . . . . . . . .2

            Condensed  Consolidated  Statements  of  Operations
            (unaudited) For the Three  and  Six  Months  Ended
            December  31,  2001  and  2000. . . . . . . . . . . . . . . . . . .3

            Consolidated Statements of Cash Flows (unaudited)
            For the Six  Months Ended December 31, 2001 and 2000. . . . . . . .4

            Notes to Condensed Consolidated Financial  Statements . . . . . . .5

Item 2.     Management's  Discussion  and  Analysis  of Financial
            Condition  and  Results  of Operations. . . . . . . . . . . . . . 14

Item 3.     Quantitative and Qualitative Disclosures  About  Market  Risk . . 28


                          PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . .29

Item  2.     Changes  in  Securities  and  Use of Proceeds . . . . . . . . . .29

Item  3.     Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . . .30

Item  4.     Submissions of Matters to a Vote of Security Holders. . . . . . .30

Item  5.     Other  Information. . . . . . . . . . . . . . . . . . . . . . . .31

Item  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . .31

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31

                         PART I - FINANCIAL INFORMATION
Item  1.  Financial  Statements

                                        EVOLVE SOFTWARE, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (in thousands)

                                                                                   2001
                                                                      ------------------------------
                                                                      December 31,      June 30,
                                                                      --------------  --------------
ASSETS                                                                         (unaudited)
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $      10,566   $      19,914
    Short-term investments . . . . . . . . . . . . . . . . . . . . .            869           2,840
    Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .          2,901               -
    Accounts receivable, net of allowance for doubtful
          accounts of $382 and $730, respectively. . . . . . . . . .          1,588           6,414
    Prepaid expenses and other current assets. . . . . . . . . . . .          2,080           2,454
    Notes receivable from related party. . . . . . . . . . . . . . .              -             175
                                                                      --------------  --------------
        Total current assets . . . . . . . . . . . . . . . . . . . .         18,004          31,797

Property and equipment, net. . . . . . . . . . . . . . . . . . . . .          8,248          10,481
Deposits and other assets. . . . . . . . . . . . . . . . . . . . . .            551           1,617
Goodwill and other intangible assets, net. . . . . . . . . . . . . .          2,924           3,726
                                                                      --------------  --------------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $      29,727   $      47,621
                                                                      ==============  ==============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED
STOCK WARRANTS, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .  $       2,773   $       5,670
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .          3,953           5,852
    Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . .          5,176           8,117
    Capital lease obligations, current portion . . . . . . . . . . .            478             646
    Restructuring accrual, current portion . . . . . . . . . . . . .          2,192           2,208
    Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . .          2,376           2,178
                                                                      --------------  --------------
        Total current liabilities. . . . . . . . . . . . . . . . . .         16,948          24,671

Capital lease obligations, less current portion. . . . . . . . . . .             67             194
Restructuring accrual, less current portion. . . . . . . . . . . . .          1,439           4,651
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,386           2,575
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . .            211             187
Common stock warrants. . . . . . . . . . . . . . . . . . . . . . . .          3,240               -
                                                                      --------------  --------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . .         23,291          32,278
                                                                      --------------  --------------

Redeemable convertible preferred stock and preferred stock warrants.          9,809               -

Stockholders' equity (deficit):
    Common stock . . . . . . . . . . . . . . . . . . . . . . . . . .             41              40
    Additional paid-in capital . . . . . . . . . . . . . . . . . . .        248,845         250,485
    Notes receivable from stockholders . . . . . . . . . . . . . . .         (1,963)         (7,795)
    Unearned stock-based compensation. . . . . . . . . . . . . . . .         (6,113)        (11,732)
    Accumulated other comprehensive income (loss). . . . . . . . . .            (40)             95
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .       (244,143)       (215,750)
                                                                      --------------  --------------
        Total stockholders' equity (deficit) . . . . . . . . . . . .         (3,373)         15,343
                                                                      --------------  --------------
Total liabilities, redeemable convertible
preferred stock and preferred stock warrants, and stockholders
equity (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . .  $      29,727   $      47,621
                                                                      ==============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                                                EVOLVE SOFTWARE, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                      (in thousands, except per share amounts)

                                                                                Three  months  ended      Six  months  ended
                                                                                    December  31,             December  31,
                                                                            --------------------------  --------------------------
                                                                                2001          2000          2001          2000
                                                                            ------------  ------------  ------------  ------------
                                                                                    (unaudited)                (unaudited)

Revenues:
    Solutions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,056   $     6,439   $     3,397   $    11,486
    Subscriptions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,141         2,816         2,537         4,728
                                                                            ------------  ------------  ------------  ------------
        Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . .        2,197         9,255         5,934        16,214
                                                                            ------------  ------------  ------------  ------------

Cost of revenues:
    Solutions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          949         3,205         2,364         6,108
    Subscriptions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          331         1,319           781         2,370
    Stock-based and related compensation charges . . . . . . . . . . . . .           (3)          622          (138)        1,366
                                                                            ------------  ------------  ------------  ------------
        Total cost of revenues . . . . . . . . . . . . . . . . . . . . . .        1,277         5,146         3,007         9,844
                                                                            ------------  ------------  ------------  ------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          920         4,109         2,927         6,370

Operating expenses:
    Sales and marketing:
      Other sales and marketing. . . . . . . . . . . . . . . . . . . . . .        3,661        11,009         8,235        22,057
      Stock-based and related compensation charges . . . . . . . . . . . .        1,951         2,282         1,856         4,902
    Research and development:
      Other research and development . . . . . . . . . . . . . . . . . . .        3,016         4,042         6,531         7,872
      Stock-based and related compensation charges . . . . . . . . . . . .        1,617         1,433         1,774         2,956
    General and administrative:
      Other general and administrative . . . . . . . . . . . . . . . . . .        1,830         2,682         4,119         5,203
      Stock-based and related compensation charges . . . . . . . . . . . .        4,214         3,355         5,540         7,418
    Amortization of goodwill and other intangible assets . . . . . . . . .          401         2,659           802         5,385
    Restructuring charges, net . . . . . . . . . . . . . . . . . . . . . .          (89)            -           604             -
                                                                            ------------  ------------  ------------  ------------

        Total operating expenses . . . . . . . . . . . . . . . . . . . . .       16,601        27,462        29,461        55,793

Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (15,681)      (23,353)      (26,534)      (49,423)

Other income (expense), net. . . . . . . . . . . . . . . . . . . . . . . .       (1,762)          988        (1,492)        1,783
                                                                            ------------  ------------  ------------  ------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (17,443)      (22,365)      (28,026)      (47,640)

Beneficial conversion feature of preferred stock . . . . . . . . . . . . .         (367)            -          (367)       (5,977)

                                                                            ------------  ------------  ------------  ------------
Net loss attributable to common stockholders . . . . . . . . . . . . . . .  $   (17,810)  $   (22,365)  $   (28,393)  $   (53,617)
                                                                            ============  ============  ============  ============

Net loss per common share -- basic and diluted . . . . . . . . . . . . . .  $     (0.47)  $     (0.67)  $     (0.76)  $     (1.99)
                                                                            ============  ============  ============  ============

Shares used in net loss per common share calculation -- basic and diluted.       37,932        33,157        37,370        27,004
                                                                            ============  ============  ============  ============

                 The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                                               EVOLVE SOFTWARE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                       Six  months  ended  December  31,
                                                                                      ----------------------------------
                                                                                            2001              2000
                                                                                      ----------------  ----------------
                                                                                                   (unaudited)
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (28,026)  $       (47,643)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Loss on disposal of fixed assets . . . . . . . . . . . . . . . . . . . . . . .                -                19
      Allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . .              765               407
      Depreciation and amortization - fixed assets . . . . . . . . . . . . . . . . .            1,844             1,719
      Amortization of goodwill and other intangible assets . . . . . . . . . . . . .              802             5,382
      Non cash restructuring charges . . . . . . . . . . . . . . . . . . . . . . . .            1,132                 -
      Write-down of stockholders' loans and related interest . . . . . . . . . . . .            6,410                 -
      Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -               102
      Stock-based charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,622            16,642
      Revaluation of common stock warrants . . . . . . . . . . . . . . . . . . . . .            1,722                 -
   Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,102            (5,217)
      Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .              397              (556)
      Deposits and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .              311              (684)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,903)           (1,288)
      Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,905)            1,110
      Restructuring accrual. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,597)                -
      Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,008)             (558)
                                                                                      ----------------  ----------------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . .          (19,332)          (30,565)
                                                                                      ----------------  ----------------

Cash flows from investing activities:
      Purchase of short-term investments . . . . . . . . . . . . . . . . . . . . . .             (529)          (16,900)
      Maturities of short-term investments . . . . . . . . . . . . . . . . . . . . .            2,500             2,000
      Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . .             (192)           (5,838)
      Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . .                -                13
      Purchases of intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . .                -              (700)
      Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,901)                -
                                                                                      ----------------  ----------------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .           (1,122)          (21,425)
                                                                                      ----------------  ----------------

Cash flows from financing activities:
      Payments under capital lease obligations . . . . . . . . . . . . . . . . . . .             (295)             (362)
      Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .             (990)           (3,327)
      Proceeds from initial public offering. . . . . . . . . . . . . . . . . . . . .                -            46,473
      Proceeds from issuance of preferred stock and warrants, net of issuance costs.           12,426            12,577
      Proceeds from exercise of common stock options . . . . . . . . . . . . . . . .                -               849
      Proceeds from exercise of common stock warrants. . . . . . . . . . . . . . . .                -               500
      Proceeds from payment on note receivable . . . . . . . . . . . . . . . . . . .                -               158
      Proceeds from employee stock purchase plan . . . . . . . . . . . . . . . . . .               80                 -
      Payments on repurchase of common stock . . . . . . . . . . . . . . . . . . . .              (13)              (77)
                                                                                      ----------------  ----------------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . .           11,208            56,791
                                                                                      ----------------  ----------------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . . . .             (102)              (38)

Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .           (9,348)            4,763
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .           19,914            18,660
                                                                                      ----------------  ----------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .  $        10,566   $        23,423
                                                                                      ================  ================

             The  accompanying  notes  are  an integral part of these consolidated financial statements.

                              EVOLVE SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

THE  COMPANY

Evolve Software, Inc. (the "Company" or "Evolve") was incorporated under the laws of the state of Delaware in February 1995 for the purpose of designing, developing, marketing and supporting enterprise application software products. The accompanying condensed consolidated financial statements include the accounts of Evolve Software, Inc. and the Company's wholly-owned subsidiaries, Evolve Software Europe Ltd., Evolve Software (India) Pvt. Ltd. and Evolve Canada, Inc., which were incorporated in May 2000, December 2000 and April 2001, respectively.

LIQUIDITY

The Company has sustained net losses and negative cash flows from operations since its inception. The Company needs to increase its revenues and to manage its net operating expenses and to raise additional financing through public or private financing or other sources of financing in order to continue to meet its obligations and to fund its operations in the ordinary course of business. There is no assurance that the Company will achieve a sufficient increase in revenues or sufficiently manage its net operating expenses or that it will be able to raise adequate financing from other sources.

BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. All adjustments (including adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K/A.

PRINCIPLES  OF  CONSOLIDATION

The condensed consolidated financial statements include the accounts of Evolve and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE  OF  ESTIMATES

The Company has prepared these financial statements in conformity with generally accepted accounting principles which require it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could affect operating results.

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

The Company generates revenue from its ASP business by hosting the software and making the solution available to the customer via the Internet, as well as providing maintenance and other services to the customer. In such situations, customers pay a monthly fee for the term of the contract in return for access to the Company's software, maintenance and other services such as implementation, training, consulting and hosting. For certain ASP software arrangements for which the Company does not have vendor specific objective evidence of fair value for the elements of the contract, fees from such arrangements are recognized on a monthly basis as the hosting service is provided. In other circumstances where the customer has the right to take delivery of the software and the Company has vendor specific objective evidence of fair value for the hosting element of the contract, fees from the arrangement are allocated between the elements based on the vendor specific objective evidence. Revenue for these hosting arrangements is classified as Subscriptions revenue.

License revenue includes product licenses to companies from which the Company has purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements"). Products and services purchased in reciprocal arrangements include: 1) software licensed for internal use, 2) software licensed for resale or incorporation into the Company's products; and 3) development or implementation services. For reciprocal arrangements, the Company considers Accounting Principles Boards (APB No. 29), "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force (EITF, Issue No. 86-29), "Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions" to determine whether the arrangement is a monetary or nonmonetary transaction. In determining these fair values, the Company considers the recent history of cash sales of the same products or services in similar sized transactions. Revenues recognized under reciprocal arrangements were $232,000 and $822,000 for the fiscal quarters ended December 31, 2001 and 2000, respectively and $604,000 and $1.1 million for the six months ended December 31, 2001 and 2000, respectively.

Deferred revenue represents fees derived from maintenance, ASP and subscription agreements that are being recognized ratably over the unexpired portion of the underlying period of the agreements. Deferred revenue also represents amounts billed to customers under license and service arrangements in excess of amounts recognized as revenue to date from those arrangements. As work progresses towards completion of these arrangements, a portion of the deferred revenue will be recognized. Certain revenues will also be deferred, if other revenue recognition criteria have not been met.

COMPREHENSIVE  INCOME  (LOSS)

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The statement of comprehensive loss is as follows (in thousands):

                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                             DECEMBER 31,          DECEMBER 31,
                                         --------------------  --------------------
                                           2001       2000       2001       2000
                                         ---------  ---------  ---------  ---------
Net loss                                 $(17,443)  $(22,365)  $(28,026)  $(47,640)
Foreign currency translation adjustment        49        (39)      (135)       (42)
                                         ---------  ---------  ---------  ---------
Comprehensive loss                       $(17,394)  $(22,404)  $(28,161)  $(47,682)
                                         =========  =========  =========  =========

SEGMENT  INFORMATION

The Company operates in only one segment, namely workforce optimization software and, as such, uses only one measure of profitability for internal reporting purposes. To date, substantially all of the Company's revenues have been derived from within the United States. Substantially all of the Company's long-lived assets are located in the United States.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Topic No. D-98, which provides clarification on the classification and measurement of redeemable equity securities. This announcement provides clarification about the balance sheet classification and measurement of securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. The Company has determined that its Series A Preferred Stock, which was issued in October 2001, should be classified outside of permanent equity, based on the guidance in Topic No. D-98.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Evolve will continue to amortize goodwill and purchased intangible assets acquired prior to June 30, 2001, until it adopts SFAS No. 142. For business combinations initiated after June 30, 2001, Evolve will follow the non-amortization method under SFAS No. 142. Evolve is required to adopt the provisions of SFAS No. 142 on July 1, 2002. Evolve is currently assessing SFAS No. 142 and has not determined the impact on Evolve's condensed consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although SFAS No. 144 retains certain of the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing the impact of adopting SFAS No. 144 on the Company's financial position and results of operations.

NOTE  2.  ACQUISITIONS

On June 29, 2001, Evolve acquired certain assets of Vivant! Corporation ("Vivant"). The total acquisition cost was approximately $3.1 million, primarily comprised of $910,000 in cash, 1,553,254 shares of the Company's common stock valued at $1.6 million, a future stock commitment valued at a minimum of $525,000 and $137,000 for transaction related expenses. With the assistance of an independent valuation, the Company recorded approximately $2.2 million in developed technology, $717,000 in goodwill and $187,000 in acquired workforce upon this acquisition which was accounted for as a purchase. The

Company subsequently issued 663,495 shares to Vivant in September 2001 and 3,899,756 in January 2002 pursuant to the terms of the acquisition. The number of shares issued to Vivant at the closing of the acquisition is subject to adjustment by issuance of additional shares or redemption of existing shares based on the market value of Evolve's common stock as of the time the registration of such shares becomes effective. In addition, Evolve has agreed to issue to Vivant additional shares of its common stock with a value of no less than $525,000 and no more than $4,425,000 at specified times based on receipts from the sale of Vivant's products for the shorter of twenty-four months from the date of the agreement or eighteen months from the Company's first customer contract that incorporates Vivant technology. The Company is still refining its purchase price allocation, which may result in adjustments in future periods. However, the asset acquisition agreement governing the purchase of the Vivant assets limits the aggregate number of shares of common stock to be issued by the Company to not exceed 7,661,097 shares or 1,544,592 shares in excess of those issued through January 31, 2002. The results of Vivant's operations have been included in the Company's condensed consolidated financial statements since the date of acquisition.

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

                                                     SIX MONTHS
                                                        ENDED
                                                  DECEMBER 31, 2000
                                                 -------------------
Pro forma total revenue                          $           16,214
                                                 ===================

Pro forma net loss                               $          (55,423)
                                                 ===================

 Basic and diluted pro forma net loss per share  $            (1.90)
                                                 ===================

 Shares used to compute basic and
  diluted pro forma net loss per share                       29,221
                                                 ===================

NOTE  3.  STOCK-BASED  AND  RELATED  COMPENSATION  CHARGES

The Company incurred stock-based compensation charges in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of its common stock for accounting purposes. The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $40.3 million as of August 9, 2000, the date of the Company's Initial Public Offering. This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable or Award Plans," over the four-year vesting period of the granted options. Based on the unearned stock-based compensation balance at December 31, 2001, the Company's results from operations will include stock-based compensation expense, at a minimum, through 2004. The Company recorded stock-based charges of $1.4 million and $2.6 million for the three and six months ended December 31, 2001, respectively, and $7.7 million and $16.6 million for the three and six months ended December 31, 2000, respectively.

In connection with the termination of employment of certain executive officers in fiscal 2001, the Company entered into arrangements with those executive officers to provide consulting services. For accounting purposes, this was deemed to be a change in status of the employee and resulted in a new measurement date for the amended equity awards in accordance with FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." In addition, for other executive officers of Evolve whose employment was terminated in fiscal 2001 and who had purchased restricted stock with full recourse notes, the Company agreed as part of their termination settlements to allow them to sell back to the Company their restricted shares in exchange for cancellation of the notes. Accordingly, these notes are accounted for as non-recourse notes on a variable basis such that the charge/credit arising from these notes will fluctuate from period to period based on the Company's stock price. The revaluation charge for the notes subject to remeasurement was not significant for the quarter ended December 31, 2001. The financial impact of these arrangements is included within stock-based compensation expense, which has been allocated to the appropriate functional categories within the Statement of Operations.

In October 2001, the Board of Directors voted to modify existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, from thirty days to fifteen months after the date of termination. The loans are secured only by the underlying stock, which they were used to purchase. As a result, the loans became subject to variable accounting and the outstanding stockholder loans and related interest were revalued to their net realizable value of $.37 per share at December 31, 2001, resulting in a charge of $6.4 million. Until they are due or repaid, if earlier, the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

NOTE  4.  LONG-TERM  DEBT

On November 13, 2001, the Company revised an existing credit arrangement and signed an amended Loan and Security Agreement to restructure its excess credit facilities, to obtain a waiver of certain defaults under the previous credit arrangement and to reduce the line-of-credit to $3 million and the term loan credit facility to $4.4 million with interest accruing at the bank's prime rate plus 0.75% and 1.00%, respectively. At December 31, 2001, these rates were 5.50% and 5.75%, respectively. As of December 31, 2001, the Company had utilized $4.8 million of the term loan credit facility and had repaid $990,000. The loan will be fully repaid by July 1, 2003. Both the line-of-credit and the term loan credit facility are collateralized by all of the Company's assets, including intellectual property, except for previously leased equipment. In connection with the loan amendment the bank approved new financial covenants for the periods commencing October 1, 2001. Under the new covenants, the Company is required to: (1) maintain at all times a minimum bank liquidity ratio of 1.50 to 1.00, reducing to a ratio of 1.25 to 1.00 on January 31, 2002, (the cash component of this ratio is required to be held at the bank); (2) beginning with the month ending December 31, 2001, maintain on a monthly basis the greater of
(a) a minimum company liquidity ratio of 1.75 to 1.00 or (b) $14,000,000 in unrestricted cash (unrestricted cash will include any restricted cash held by the bank) reducing to $8,000,000 on January 31, 2002; (3) beginning with the month ending December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00; and (4) meet a milestone covenant of obtaining at least $10,000,000 in new equity from investors acceptable to the bank by October 15, 2001. At December 31, 2001, the Company was in compliance with all covenants. Based on the Company's current operating plan, the Company will need to raise additional equity financing by March 31, 2002 to maintain compliance with the foregoing covenants and avoid an acceleration of the outstanding balance.

NOTE  5.  CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. The Company is defending against two claims filed by early customers, one an action filed in the federal district court in Massachusetts and the other an action filed in the federal district court in California. Both cases allege a variety of claims including that the software and services purchased from the Company did not satisfy certain contractual obligations and that the Company engaged in practices that they allege were unfair or misrepresentative. The Company has filed motions to dismiss both of these claims. Both of these claims are still in the early stages of litigation; therefore, it is not possible to estimate the outcome of these contingencies.

In November 2001, a complaint seeking class action status was filed in the United States District Court for the Southern District of New York. The complaint is purportedly brought on behalf of all persons who purchased the Company's common stock from August 9, 2000, through December 6, 2000. The complaint names as defendants some of the Company's former and current officers, and several investment banking firms that served as managing underwriters of the Company's initial public offering. Among other things, the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for the Company's initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for alleged excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. The Company is aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. No specific amount of damages is claimed in the complaint involving the initial public offering. The Company intends to contest the claims vigorously. The Company is unable, at this time, to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

The Company believes that there are no other claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

NOTE  6.  RESTRUCTURING  CHARGES

During the quarter ended December 31, 2001, the Company recorded an $89,000 net reversal of restructuring charges. In association with the new board members from the October investment, the Company critically reviewed operations and cost structure, during the quarter, and decided that a worldwide headcount of approximately 135 was the appropriate strategic size for the Company. This decision resulted in the involuntary termination of 61 employees or 30% of the Company's workforce. These terminations were from all functions of the Company's operations and included twenty-two employees from the closure of the India research facility. As a result of the headcount reduction, the Company recorded charges of $1.2 million in severance and benefits costs, $523,000 for the disposal of excess computer and other equipment primarily relating to the India operation, and a charge of $316,000 for costs relating to the winding-down of the India operation. These costs were partially offset by a $2.2 million reversal of previously accrued restructuring charges for the excess space at the Company's Emeryville headquarters that resulted from amending the original lease to relieve the Company from some future rental obligations. These charges were in addition to the $693,000 and $9.7 million in restructuring charges that were recorded in the quarters ended September 30, 2001 and June 30, 2001, respectively.

A  rollforward  of  the  restructuring-related  liabilities  follows:

(in thousands)                                SEVERANCE                     FIXED
                                             AND RELATED                    ASSET
                                               CHARGES      FACILITIES    WRITE-OFF    TOTALS
                                            -------------  ------------  -----------  --------
Restructuring charges                       $      1,597   $     6,433   $    1,694   $ 9,724
Amount paid                                         (817)         (354)           -    (1,171)
Non-cash charges                                       -             -       (1,694)   (1,694)
                                            -------------  ------------  -----------  --------
Accrued liabilities at June 30, 2001        $        780   $     6,079            -   $ 6,859

Restructuring charges                                590             -          103       693
Amount paid                                       (1,007)         (405)           -    (1,412)
Non-cash charges                                       -             -         (103)     (103)
                                            -------------  ------------  -----------  --------
Accrued liabilities at September 30, 2001   $        363   $     5,674   $        -   $ 6,037

Restructuring charges                              1,224        (1,836)         523       (89)
Amount paid                                       (1,013)         (529)      (1,542)
Non-cash charges                                    (191)         (121)        (463)     (775)
                                            -------------  ------------  -----------  --------
Accrued liabilities at December 31, 2001    $        383   $     3,188   $       60   $ 3,631

Short-term                                  $        383   $     1,749   $       60   $ 2,192
Long-term                                   $          -   $     1,439   $        -   $ 1,439

NOTE  7.  NET  LOSS  PER  SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during each period. Since the Company has had a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share. Common shares issuable upon exercise of stock options and warrants and upon conversion of convertible preferred stock are excluded because the effect would be anti-dilutive. A reconciliation of the numerator and denominator (both in thousands) used in the calculation of basic and diluted net loss per share follows:

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        DECEMBER 31,                     DECEMBER 31,
                                                ------------------------------  ------------------------------
                                                     2001            2000            2001            2000
                                                --------------  --------------  --------------  --------------
Numerator:
  Net loss                                      $     (17,443)  $     (22,365)  $     (28,026)  $     (47,640)
  Beneficial conversion feature of redeemable
     convertible preferred stock                         (367)              -            (367)         (5,977)

                                                --------------  --------------  --------------  --------------
  Net loss attributable to common stockholders  $     (17,810)  $     (22,365)  $     (28,393)  $     (53,617)
                                                ==============  ==============  ==============  ==============

Denominator:
  Weighted average common shares                       40,830          38,456          40,493          32,534
  Weighted average unvested common shares
    subject to repurchase                              (2,898)         (5,299)         (3,123)         (5,530)

  Shares used in computing basic and diluted    --------------  --------------  --------------  --------------
    net loss per share                                 37,932          33,157          37,370          27,004
                                                ==============  ==============  ==============  ==============

At December 31, 2001 and 2000, options to purchase 9,628,425 and 3,567,114 shares of common stock were outstanding with a weighted-average exercise price of $1.61 and $6.48, respectively. At December 31, 2001, the outstanding Series A Preferred Stock was convertible into 26 million shares of common stock. The warrants to purchase 1.3 million shares of Series A Preferred Stock at $10.00 per share and 6.5 million shares of common stock at $1.00 per share, if exercised, were convertible into 26 million and 6.5 million shares of common stock, respectively, as of December 31, 2001. The Company had also granted a right to receive a second common stock warrant to purchase 6.5 million shares of common stock at $1.00 per share, which was contingently issuable at December 31, 2001. These common stock equivalents have been excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The weighted-average purchase price of stock subject to repurchase was $2.41 and $2.25 as of December 31, 2001 and 2000, respectively.

NOTE  8.  SERIES  A  PREFERRED  STOCK  FINANCING

The Company completed the sale of Series A Convertible Preferred Stock pursuant to the Purchase Agreement (the "Series A Preferred Financing") with Warburg Pincus Private Equity VIII L.P. and certain previous stockholders on October 9, 2001. The Company issued the following securities and rights to the investors participating in the Series A Preferred Financing:

     - an aggregate of 1.3 million shares of Evolve's Series A Preferred Stock at a price of $10 per share;
     - warrants to purchase up to an aggregate of 1.3 million additional shares of Series A Preferred Stock at a price of $10 per share (the "preferred stock warrants");
     - warrants to purchase up to 6.5 million shares of common stock at a price of $1.00 per share (the "common stock warrants"); and
     - the right to receive additional common stock warrants to purchase a number of shares of common stock equal to 25% of the number of shares of common stock into which the shares of Series A Preferred Stock issued upon exercise of the preferred stock warrants are convertible, at the time such preferred stock warrants are exercised.

The Company received an aggregate purchase price of $13 million, with net of proceeds of $12.4 million, for the 1.3 million shares of Series A Preferred Stock sold. If the preferred stock warrants and the common stock warrants are exercised in full for cash, the Company will receive an additional $26 million in aggregate proceeds. The Company has no plans to issue additional shares of Series A Preferred Stock, other than upon exercise of the warrants described above. However, the Company has 200,000 additional shares of Series A Preferred Stock authorized for issuance in addition to those already issued or reserved for issuance pursuant to exercise of the warrants.

The issuance of the Series A Preferred Stock and the warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, and regulations promulgated thereunder. The Company relied on the fact that the securities were offered to a small group of investors without any public advertisement or solicitation, and on the fact that each of the investors represented that it was an "accredited investor" within the meaning of Rule 501 under the Securities Act and that it was purchasing the securities for investment purposes and not with any present intent to further distribute such securities.

Conversion Rights. Each share of Series A Preferred Stock is convertible into common stock at an initial conversion price of $0.50, or at an initial conversion rate of 20 shares of common stock for each share of Series A Preferred Stock. The conversion rate accretes at a rate of 8.00% per annum. The conversion rate is also subject to certain adjustments as set forth in our Certificate of Designation of Series A Preferred Stock, in the event of dilutive stock issuances and in the event the Company incurs litigation- or tax-related expenses in excess of certain limitations. The Series A Preferred Stock may be converted at any time at the election of each holder. The Company may cause all of the shares of Series A Preferred Stock to be automatically converted into common stock at any time after the fifth anniversary of the date of initial issuance of these shares, provided that the common stock has been trading at a value of at least $5.00 for a specified period.

Liquidation Preference. In the event of a transaction involving a dissolution of the Company, the holders of Series A Preferred Stock will be entitled to payment of a liquidation preference equal to the initial purchase price of their shares of Series A Preferred Stock, plus an 8.00% annual rate of return, prior to any payment to holders of common stock and other junior securities. In the event of certain transactions involving a change of control of our company, a liquidation preference equal to the initial purchase price of the Series A Preferred Stock shares held plus an 8.00% rate of return computed over a five-year period is payable to the holders of Series A Preferred Stock, irrespective of when such a transaction occurs.

Voting Rights. Holders of Series A Preferred Stock are generally entitled to one vote for each share of common stock into which their Series A Preferred Stock is convertible. In addition, the Company may not, without the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock:

     - amend or repeal the provisions of the Certificate of Designation of Series A Preferred Stock;
     - enter into a transaction involving a change of control, unless such transaction would result in aggregate consideration paid in respect of all Series A Preferred Stock equal to the original purchase price these shares, plus an internal rate of return of at least 50%;
     -    authorize  or  issue  any  securities senior to the Series A Preferred
          Stock;
     - issue any debt obligations other than trade debt in the ordinary course of business;
     - pay any dividends on or repurchase any junior securities, subject to certain exceptions;
     - amend our bylaws to increase the authorized number of our directors to more than eight; or
     - authorize or issue any shares of any class or series of stock on parity with the Series A Preferred Stock under certain circumstances.

Board Representation. The holders of the Series A Preferred Stock, voting as a separate class, are entitled to elect three members to our Board of Directors. All other directors will be elected by the holders of the common stock and the Series A Preferred Stock voting as a single class. The number of directors appointed by the holders of Series A Preferred Stock is reduced as follows:

     - to two if less than 75% but at least 50% of the shares of Series A Preferred Stock remain outstanding, or if Warburg does not exercise preferred stock warrants to purchase at least 500,000 shares of Series A Preferred Stock prior to expiration of such warrants;
     - to one if less than 50% but at least 25% of the shares of Series A Preferred Stock remain outstanding; or
     - to zero, if less than 25% of the shares of Series A Preferred Stock remain outstanding.

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

Common Stock Warrants. The common stock warrants issued to the investors are exercisable for up to 6.5 million shares of common stock, and the Company will issue warrants to purchase up to an additional 6.5 million shares of common stock if the preferred stock warrants are exercised in full. The common stock warrants have an exercise price of $1.00 per share, which is subject to adjustment if we issue securities at less than fair market value and under certain other circumstances. The common stock warrants may be exercised for cash, or on a cashless basis by converting the common stock warrants into a number of shares with a value equal to the spread between the market value of the shares subject to the common stock warrants and the exercise price. In addition, in the event of certain transactions involving a change of control of Evolve, holders of common stock warrants will have the right to deliver these warrants to us in exchange for payments equal to the market value of such warrants at the time of the change of control transaction, payable in cash or, subject to certain conditions, shares of common stock of Evolve. The common stock warrants have a term of seven years.

In accordance with EITF Issue No. 00-19, the Company determined that these outstanding warrants to purchase 6.5 million shares of its common stock at $1.00 per share, as well as the contingently issuable warrants to purchase an incremental 6.5 million shares of its common stock at $1.00 per share should be accounted for as a liability, as a result of certain rights of the common stock warrant holders to receive cash instead of stock in the event of a change of control. Accordingly, the outstanding warrants were recorded at fair value, as determined by the Black-Scholes pricing model, at each exercise and reporting period date with any changes in the fair value included in the results of operations. On October 9, 2001, the Company calculated the fair value of these warrants, using the Black-Scholes option pricing model, at approximately $1.5 million and recorded a corresponding liability. On December 31, 2001, the warrants were revalued using the Black-Scholes pricing methodology. The Company recognized an additional expense of approximately $1.7 million related to the increase in the valuation of the warrants, which is included in other income in the Company's consolidated statement of operations for the three- and six-months ended December 31, 2001. The assumptions used to value the common stock warrants were a risk-free rate of 4.7%, a dividend yield of 0%, volatility of 89% and a term of seven years.

Beneficial  Conversion  Feature
At issuance on October 9, 2001, the Company allocated the net proceeds from the issuance of the Series A Preferred Stock on a pro-rata basis as required by APB 14, between the preferred stock and the preferred stock warrants, after deduction of the fair value of the common stock and contingent common stock warrants. The fair value of the preferred stock warrant was determined based on the Black-Scholes option pricing model and the following assumptions: contractual term of one year, a risk free interest rate of 4.7%, a dividend yield of 0% and volatility of 160%. As a result, the preferred stock was deemed to have an embedded beneficial conversion of approximately $1.5 million, which was recorded as an increase in additional paid-in capital and a reduction in the carrying value of the preferred stock and preferred stock warrants. In accordance with EITF 00-27, "Application of EITF Issued No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments," the beneficial conversion feature is being amortized over the term of the preferred stock warrant of one year, resulting in a deemed dividend for the three months ended December 31, 2001 of $367,000.

NOTE  9.  SUBSEQUENT  EVENTS

On December 5, 2001, the Company announced a voluntary stock option exchange program for its employees. Members of the Company's board of directors, executive officers and consultants holding options were ineligible to participate. Under the program, the Company's employees had the opportunity to surrender previously granted outstanding stock options in exchange for an equal number of replacement options to be granted at a future date. The tender offer period ended on January 4, 2002. Options to acquire a total of 848,964 shares of the Company's common stock with exercise prices ranging from $1.15 to $25.31 were surrendered for cancellation under the program. Employees who tendered their options will not lose any credit for vesting during the six months and one day between the cancellation of the old options and the granting of the new.

As a result of the stock option exchange program, the Company is obligated to grant replacement options to acquire an equivalent number of shares of the Company's common stock on or about July 8, 2002. The exercise price of the replacement options will be equal to the fair market value of the Company's common stock on the date of grant. The stock option exchange program was designed to comply with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and is not expected to result in any additional compensation charges or variable award accounting.

On January 4, 2002, the Company issued 3,899,756 shares of common stock to Vivant! Corporation pursuant to the Asset Acquisition Agreement dated May 22, 2001, as additional consideration for the assets acquired from Vivant in June 2001. Fair value of these shares is included in the purchase price so no adjustment is necessary. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on such entity's representations to us that it was acquiring the securities for investment purposes and not with any present intent to further distribute such securities.

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

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our future revenue growth prospects, our expense projections for future periods and our future financing needs. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section below entitled "Factors That May Affect Future Results of Operations." You should carefully review these risks as well as the discussion of risks and uncertainties contained in our Annual Report on Form 10-K/A under the caption "Business-Factors That May Affect Future Results." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect subsequent events or circumstances after the date of this document.

OVERVIEW

Evolve is a leading provider of service delivery solutions that optimize the way organizations drive revenue and value through people and projects. Our Evolve 5 software suite integrates and streamlines the core processes that are critical to services-oriented organizations, which center around managing project portfolios, project opportunities, professional resources (including contract workers) and service delivery. Our solution combines the efficiency gains of automating core business processes with the benefits of on-line intercompany collaboration, creating a service delivery platform for a variety of project-driven services organizations.

We have licensed our solution to over one hundred customers who have collectively purchased it to manage over 86,000 professionals. Our customers include professional services firms such as EDS and Cap Gemini Sogeti, high tech services organizations at companies such as Sun Microsystems, Novell and Cognos and Corporate IT organizations in companies such as Pershing, Autodesk and Fleet Financial.

Evolve was founded in February 1995. From our inception through December 1998 our activities, funded by the venture capital we raised, consisted primarily of building our business infrastructure, recruiting personnel and developing our software and service offerings. Our Evolve solution was first made commercially available in March 1999. We recognized our first revenues from the Evolve solution during the quarter ended March 31, 1999. We have incurred substantial losses since inception and we anticipate that we will continue to incur operating losses as we make the investments necessary to run our business. Our accumulated deficit at December 31, 2001, was $244.1 million.

On September 23, 2001, we signed a Series A Preferred Stock Purchase Agreement with new and existing investors for a private placement of 1.3 million shares of convertible preferred stock at $10.00 per share for total proceeds of $13 million as well as warrants to purchase up to 6.5 million shares of common stock at $1.00 per share. In addition, we issued warrants to purchase 1.3 million additional shares of convertible preferred stock for additional potential proceeds of $13 million, which will also include, upon exercise, warrants to purchase an additional 6.5 million shares of common stock at $1.00 per share. Closing of the arrangement and receipt of $13 million ($12.4 million, net of issuance costs) occurred on October 9, 2001.

Our critical accounting policies are summarized in the notes to the condensed consolidated financial statements.

RESULTS  OF  OPERATIONS

REVENUES

Total revenues were $2.2 million for the three months ended December 31, 2001, compared with revenues of $9.3 million for the comparable 2000 period, representing a 76% decrease in total revenues. Total revenues were $5.9 million for the six months ended December 31, 2001, compared with revenues of $16.2 million for the comparable 2000 period, representing a 63% decrease in total revenues. For the quarter ended December 31, 2001, sales to three customers accounted for 42% of total revenues. For the quarter ended December 31, 2000, no customer accounted for more than 10% of total revenues.

The decrease in revenues is attributable to our effort to diversify our client base to include global services companies, services divisions of technology companies and Corporate IT organizations in Global 2000 companies and a concurrent loss of revenues from our traditional client base of technology-oriented consultants and design and integration services providers. These types of companies generally have extended sales cycles. Additionally, sales across all customer segments have been impacted by the recent downturn in the economy and subsequent reductions in corporate IT spending.

We classify our revenues as either Solutions revenues or Subscriptions revenues. Solutions revenues consist principally of software licenses and implementation services while Subscriptions revenues consist principally of application service provider ("ASP") fees and maintenance subscriptions. For the three months ended December 31, 2001, Solutions revenues and Subscriptions revenues were $1.1 million each. For the three months ended December 31, 2000, Solutions revenues and Subscriptions revenues were $6.4 million, or 70% of total revenues, and $2.8 million, or 30% of total revenues, respectively. For the six months ended December 31, 2001, Solutions revenues and Subscriptions revenues were $3.4 million, or 57% of total revenues, and $2.5 million, or 43% of total revenues, respectively. For the six months ended December 31, 2000, Solutions revenues and Subscriptions revenues were $11.5 million, or 71% of total revenues, and $4.7 million, or 29% of total revenues, respectively.

COST  OF  REVENUES

Our cost of revenues includes the costs directly associated with our Solutions and Subscriptions revenues, including stock-based compensation. The cost of our Solutions revenues consists principally of payroll-related costs for employees and consultants involved in providing services for implementation, training and consulting. The cost of our Solutions revenues also includes royalties due to third-parties for integrated third-party technology, and to a lesser extent, printing costs of product documentation, duplication costs for software media and shipping costs. Cost of Subscriptions revenues consists primarily of the payroll-related costs for employees involved in providing support services to customers under maintenance contracts as well as payroll costs for employees and consultants involved in providing services for implementation, training and consulting for our ASP customers. Cost of Subscriptions revenues also includes hosting fees required to service our ASP customers.

Total cost of revenues, excluding stock-based compensation, was $1.3 million for the three months ended December 31, 2001, compared with $4.5 million for the three months ended December 31, 2000, representing a 72% decrease. As a percentage of total revenues, total cost of revenues, excluding stock-based compensation, was 58% and 49% for the quarters ended December 31, 2001 and 2000, respectively. Total cost of revenues, excluding stock-based compensation, was $3.1 million for the six months ended December 31, 2001, compared with $8.5 million for the six months ended December 31, 2000, representing a 63% decrease in cost of revenues. As a percentage of total revenues, total cost of revenues, excluding stock-based compensation, was 53% and 52% for the six months ended December 31, 2001 and 2000, respectively.

Cost of Solutions revenues was $949,000 and the cost of Subscriptions revenues was $331,000 for the three months ended December 31, 2001. Cost of Solutions revenues was $3.2 million and the cost of Subscriptions revenues was $1.3 million for the quarter ended December 31, 2000. As a percentage of Solutions revenues, cost of Solutions revenues was 90% and 50% for the quarters ended December 31, 2001 and 2000, respectively. As a percentage of Subscriptions revenues, cost of Subscriptions revenues was 29% and 47% for the quarters ended December 31, 2001 and 2000, respectively. As a percentage of Solutions revenues, cost of Solutions revenues was 70% and 53% for the six months ended December 31, 2001 and 2000, respectively. As a percentage of Subscriptions revenues, cost of Subscriptions revenues was 31% and 50% for the six months ended December 31, 2001 and 2000, respectively.

The decrease in cost of Solutions revenues was primarily attributable to the decreased costs associated with employees and third-party consultants involved in providing implementation, training and consulting services to our customer base. The number of employees in our services organization decreased by 90% from December 31, 2000, to December 31, 2001. The decrease in cost of Subscriptions revenues was primarily due to decreased payroll costs for employees and third-party consultants involved in providing support services to customers under maintenance and application subscription contracts. We are seeking to reduce our cost of Solutions revenues by having our customers engage third-parties to provide a substantial portion of services related to our applications.

OPERATING  EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and stock-based compensation, as well as the costs of advertising, public relations, website development, trade shows, seminars, promotional materials and other sales and marketing programs. Additionally, sales and marketing expenses include costs of service personnel that have not been treated as part of cost of revenues. Sales and marketing expenses, excluding stock-based compensation, decreased by 67% to $3.7 million for the quarter ended December 31, 2001, from $11.0 million for the quarter ended December 31, 2000. Sales and marketing expenses, excluding stock-based compensation, decreased by 63% to $8.2 million for the six months ended December 31, 2001, from $22.1 million for the six months ended December 31, 2000. The decrease in sales and marketing expenses resulted primarily from significant workforce reductions implemented during the quarter ended June 30, 2001, and continued through the quarter ended December 31, 2001, and a decrease in advertising and marketing initiatives. The number of employees in our sales and marketing organization decreased by 63% from December 31, 2000, to December 31, 2001. We expect that the level of sales and marketing expenses will continue to decline in the next quarter as we experience the full effects of cost cutting measures taken during the quarter ended December 31, 2001.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel and related costs, including stock-based compensation, associated with our product development efforts, including fees paid to third-parties for engineering consulting services. Research and development expenses, excluding stock-based compensation, decreased 25% to $3.0 million for the three months ended December 31, 2001, from $4.0 million for the three months ended December 31, 2000. Research and development expenses, excluding stock-based compensation, decreased 17% to $6.5 million for the six months ended December 31, 2001, from $7.9 million for the six months ended December 31, 2000. The decrease in research and development expenses related primarily to a decreased reliance on third-party consultants and our workforce reductions. The number of employees, in our research and development organization, decreased by 21% from December 31, 2000, to December 31, 2001. During the quarter ended December 31, 2001, we closed our software development center in India that became fully operational during the quarter ended June 30, 2001. We expect that the absolute dollar amount of research and development expenses will remain stable in the next quarter.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and expenses, including stock-based compensation related to executive, finance and administrative personnel, bad debt expense, and professional service fees. General and administrative expenses, excluding stock-based compensation, decreased 32% to $1.8 million for the three months ended December 31, 2001, from $2.7 million for the three months ended December 31, 2000. General and administrative expenses, excluding stock-based compensation, decreased 21% to $4.1 million for the six months ended December 31, 2001, from $5.2 million for the six months ended December 31, 2000. The decrease in general and administrative expenses resulted primarily from our workforce reductions, offset by an increase in bad debt expense. The number of employees in our general and administrative organization decreased by 64% from December 31, 2000, to December 31, 2001.

We increased our bad debt allowance by $220,000 during the quarter ended December 31, 2001. This increase resulted from the impact of the continued worsening of the general economic situation on selected customers, in particular e-business consultancies that focused on web development and e-commerce integration. Many of these customers have encountered difficulties in securing additional financing to meet their obligations and have sought to limit expenditures to conserve their cash balances. We continue to monitor our customers' ability to pay throughout the term of the applicable arrangements and will adjust the provision for bad debt allowance or defer revenue recognition, as appropriate.

We expect that general and administrative expenses will remain stable in the next quarter.

STOCK-BASED AND RELATED COMPENSATION CHARGES. We incurred stock-based compensation in connection with stock option grants and sales of restricted stock to our employees at exercise or sales prices below the deemed fair market value of our common stock for accounting purposes, as a result of amending certain stockholder loans and accelerated vesting rights granted to terminated executives and as a result of stock options issued to employees in November 2001 in conjunction with the initiation of a stock exchange program beginning January 2002. Based on the remaining balances at December 31, 2001, our results from operations will include stock-based compensation expense, at a minimum, through 2004. We recorded stock-based charges of $1.4 million and $7.7 million for the three months ended December 31, 2001, and December 31, 2000, respectively. We recorded stock-based charges of $2.6 million and $16.6 million for the six months ended December 31, 2001, and December 31, 2000, respectively. Stock-based charges are amortized on an accelerated basis and the decrease in stock-based amortization resulted primarily from the resulting decline in the cost over time. In addition, employee terminations in the current and prior quarters reduced current quarter charges and also reversed some amortization previously taken on an accelerated basis.

In October 2001, the Board of Directors voted to modify existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, thirty days to fifteen months after the date of termination. The loans are secured only by the underlying stock, which they were used to purchase. As a result, outstanding stockholder loans and related interest were revalued to their net realizable value of $.37 per share at December 31, 2001, resulting in a charge of $6.4 million. Until they are due or repaid, if earlier, the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

Amortization of stock-based compensation and the stockholder loan revaluation consisted of the following (in thousands):

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                          DECEMBER 31,          DECEMBER 31,
                                     ---------------------  ---------------------
                                        2001       2000        2001       2000
                                     ----------  ---------  ----------  ---------
Cost of revenues:
  Solutions
     Stock-based charges             $      (3)  $     622  $    (138)  $   1,366

Operating expenses
  Sales and marketing
     Stock-based charges                    70       2,282        (25)      4,902
     Stockholders' loan revaluation      1,881           -      1,881           -
  Research and development
     Stock-based charges                   214       1,433        371       2,956
     Stockholders' loan revaluation      1,403           -      1,403           -
  General and administrative
     Stock-based charges                 1,088       3,355      2,414       7,418
     Stockholders' loan revaluation      3,126           -      3,126           -

                                     ----------  ---------  ----------  ---------
  Totals                             $   7,779   $   7,692  $   9,032   $  16,642
                                     ==========  =========  ==========  =========

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. In connection with the acquisition of Vivant! Corporation on June 29, 2001, and, with the assistance of an independent valuation, we recorded $2.2 million for developed technology, $717,000 for goodwill and $187,000 for acquired workforce. Additionally, in connection with the acquisition of InfoWide, Inc., on March 31, 2000, we recorded $32.6 million in goodwill, purchased technology and other intangible assets including in-process technology of $3.1 million. During the quarter ended June 30, 2001, our goodwill and other intangibles were substantially reduced because of the write-off of $18.1 million resulting from the impairment of all the intangible assets that remained from the InfoWide acquisition. As a result of the acquisition of Vivant and the write-off of InfoWide, charges for the amortization of goodwill and other intangible assets declined to $401,000 for the quarter ended December 31, 2001, from $2.7 million for the three months ended December 31, 2000. We recorded charges for amortization of goodwill and other intangible assets of $802,000 and $5.4 million for the six months ended December 31, 2001 and December 31, 2000, respectively. We amortize goodwill and other intangible assets over periods not exceeding thirty-six months.

RESTRUCTURING COSTS. During the quarter ended December 31, 2001, we recorded an $89,000 net reversal of restructuring charges. In association with the new board members from the October investment, we critically reviewed operations and cost structure, during the quarter, and determined that a worldwide headcount of approximately 135 was the appropriate strategic size. This decision resulted in the involuntary termination of 61 employees or 30% of our workforce. These terminations were from all functions of our operations and included twenty-two employees from the closure of the India research facility. As a result of the headcount reduction, we recorded charges of $1.2 million in severance and benefits costs, $523,000 for the disposal of excess computer and other equipment primarily relating to the India operation, and a charge of $316,000 for costs relating to the winding-down of the India operation. These costs were partially offset by a $2.2 million reversal of previously accrued restructuring charges for the excess space at our Emeryville headquarters that resulted from amending the original lease to relieve us of some future rental obligations. These charges were in addition to the $693,000 in restructuring charges that were recorded in the quarter ended September 30, 2001 for a six-month total of $604,000.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was ($1.8 million) and $988,000 for the quarters ended December 31, 2001 and 2000, respectively. The 278% decrease resulted primarily from common stock warrant charges of $1.7 million and a decline in our cash balances and bank interest rates, which resulted in a $925,000 interest income reduction. Other income (expense), net was ($1.5 million) and $1.8 million for the six months ended December 31, 2001 and 2000, respectively. The 184% decrease resulted primarily from the $1.7 million common stock warrant charge and a $1.6 million reduction in interest income.

BENEFICIAL CONVERSION OF PREFERRED STOCK. We recorded a dividend charge of $367,000 million for the quarter ended December 31, 2001, in respect of a beneficial conversion feature associated with the sale of 1,300,000 shares of our Series A Preferred Stock in October 2001. We expect to record a beneficial conversion dividend in the same amount in each of the next three quarters.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used in operating activities for the six months ended December 31, 2001, was $19.3 million compared with net cash used for operating activities of $30.6 million for the same prior year period. Cash used for operating activities for the six months ended December 31, 2001, resulted primarily from a net loss of $28.0 million and a net decrease in assets and liabilities of $5.8 million, partially offset by stock-based charges and write-down of stockholder loans of $9.0 million, amortization and depreciation of $2.6 million, restructuring charges of $1.1 million and remeasurement charges for common stock warrants of $1.7 million. Cash used for operating activities for the six months ended December 31, 2000, resulted primarily from a net loss of $47.6 and a net decrease in assets and liabilities of $6.8 million, partially offset by amortization and depreciation of $7.1 million and stock-based charges of $16.6 million.

Net cash used by investing activities for the six months ended December 31, 2001, was $1.1 million compared with net cash used by investing activities of $21.4 million for the same prior year period. Cash used by investing activities for the six months ended December 31, 2001, resulted primarily from the purchase of short-term investments of $529,000 and a commitment of restricted cash of $2.9 million to support our Emeryville lease, partially offset by the maturity of $2.5 million of short-term investments. Cash used by investing activities for the six months ended December 31, 2000, resulted primarily from the purchase of $16.9 million of short-term investments, the purchase of property and equipment of $5.8 million and the purchase of intangibles of $700,000, partially offset by the maturity of $2.0 million of short-term investments.

Net cash provided by financing activities for the six months ended December 31, 2001, was $11.2 million compared with net cash provided by financing activities of $56.8 million for the same prior year period. Cash provided from financing activities for the six months ended December 31, 2001, resulted primarily from the net proceeds of our preferred stock issuance of $12.4 million, partially offset by principal payments on our bank credit facility of $990,000 and payments of capital lease obligations of $295,000. Net cash provided by financing activities for the six months ended December 31, 2000, resulted principally from the net proceeds of our initial public offering of $46.5 million and to a lesser extent preferred and common stock issuances of $13.9 million, partially offset by debt repayments of $3.3 million and capital lease obligations of $362,000.

At December 31, 2001, we had cash and cash equivalents of $10.6 million, short-term investments of $869,000, and $2.9 million in short-term restricted cash. Pursuant to our term loan facility, we are required to meet certain financial covenants, including a minimum cash balance covenant of $8.0 million in cash and cash equivalents, including restricted cash. In order to maintain compliance with this loan covenant and to satisfy our ongoing working capital requirements, we will need to secure additional capital. We are currently in discussions with our Series A Preferred Stock investors to raise additional capital and may also seek additional capital from other sources. The additional shares of our capital stock that we may issue in any such financings would result in additional dilution, which may be substantial. We cannot assure that such capital will be available on acceptable terms, if at all. The investors participating in the private placement of our Series A Preferred Stock hold warrants to purchase additional shares of our Series A Preferred Stock and common stock which, if exercised in full, would result in additional proceeds to us of $26 million. However, these warrants are exercisable at prices in excess of the current market price of our common stock and we do not anticipate that these warrants will be exercised at their current exercise prices absent an appreciation in the value of our common stock. If we are unable to secure sufficient additional financing, we may violate the minimum cash balance covenant at March 31, 2002, which would give the lender the right to call the term loan. This would require us to pay the balance of the loan during April 2002, which is expected to be $3.2 million, which would, in turn, further reduce our cash balance. If we are unable to raise additional capital, we will be unable to sustain our operations at current levels and may not be able to sustain operations at all.

On November 13, 2001, we revised an existing credit arrangement and signed an amended Loan and Security Agreement to restructure the excess credit facilities, to obtain a waiver of certain defaults under the credit arrangement and to reduce the line-of-credit to $3 million and the term loan credit facility to $4.4 million with interest accruing at the rate of the bank's prime rate plus 0.75% and 1.00%, respectively. At December 31, 2001, these rates were 5.50% and 5.75%, respectively. As of December 31, 2001, we had utilized $4.8 million of the term loan credit facility and had repaid $990,000. The loan will be fully repaid by July 1, 2003. Both the line-of-credit and the term loan credit facility are collateralized by all of our assets, including intellectual property, except for previously leased equipment. In connection with the loan amendment the bank approved new financial covenants for the periods commencing October 1, 2001. Under the new covenants, the Company is required to: (1) maintain at all times a minimum bank liquidity ratio of 1.50 to 1.00, reducing to a ratio of 1.25 to 1.00 on January 31, 2002, (the cash component of this ratio is required to be held at the bank); (2) beginning with the month ending December 31, 2001, maintain on a monthly basis the greater of (a) a minimum company liquidity ratio of 1.75 to 1.00 or (b) $14,000,000 in unrestricted cash (unrestricted cash will include any restricted cash held by the bank) reducing to $8,000,000 on January 31, 2002; (3) beginning with the month ending December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00; and (4) meet a milestone covenant of obtaining at least $10,000,000 in new equity from investors acceptable to the bank by October 15, 2001. At December 31, 2001, we were in compliance with all covenants. Based on our current operating plan, we will need to raise additional equity financing by March 31, 2002 to maintain compliance with the foregoing covenants and avoid an acceleration of the outstanding balance.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  OF  OPERATIONS

WE WILL NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AT THEIR CURRENT LEVELS IN FISCAL 2002 AND 2003 AND SUCH FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

We require additional capital to fund our business operations. The rate at which our capital is utilized is affected by the level of our revenues and by the level of our fixed expenses (including employee related expenses and expenses relating to real estate) and variable expenses. Substantial capital has been used to fund our operating losses. Since inception, we have experienced negative cash flows from operations and expect to experience significant negative cash flows from operations for the foreseeable future. We had a cash and cash equivalents balance of $11.4 million as of December 31, 2001, which does not include our restricted cash of $2.9 million. We have a term loan facility that may be called by the lender as of March 31, 2002, if we do not meet certain financial covenants, including a minimum cash balance covenant of $8.0 million in cash and cash equivalents and restricted cash. We are currently in discussions with our Series A Preferred Stock investors to raise additional capital and may also seek additional capital from other sources. The additional shares of our capital stock we may issue in any such financings would result in additional dilution, which may be substantial. We cannot assure that such capital will be available on acceptable terms, if at all. If we are unable to secure sufficient additional financing, we risk having our bank term loan called, which would reduce our available cash by approximately $3.2 million during April 2002. Consequently, if we are unable to raise additional capital, we will be unable to sustain our operations at current levels, and may not be able to sustain operations at all.

In addition to the financing required to meet our current cash flow projections, additional capital may be required if one or more of the following occur:

     - our revenues from the sale of our products may fall below our current expectations because of the current economic slowdown or otherwise.
     - forecasted cash collections from customers may decline if some of our customers become insolvent or encounter financial difficulties.
     - we may be unable to comply with the financial and other covenants required under our existing credit facilities and these credit facilities may be withdrawn as a result.
     - we may encounter opportunities that we wish to pursue to acquire other businesses or technologies for cash consideration.

The investors participating in the private placement of our Series A Preferred Stock hold warrants to purchase additional shares of our Series A Preferred Stock and common stock which, if exercised in full, would result in additional proceeds to us of $26 million. However, these warrants are exercisable at prices in excess of the current market price of our common stock and we do not anticipate that these warrants will be exercised at their current exercise prices absent an appreciation in the value of our common stock.

OUR FUTURE OPERATING RESULTS MAY NOT MEET OUR CURRENT EXPECTATIONS DUE TO MANY FACTORS, AND ANY OF THESE COULD CAUSE OUR STOCK PRICE TO FALL.

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

Factors that may cause our future operating results to be below expectations and cause our stock price to fall include:

     - the lack of demand for and acceptance of our products, product enhancements and services; for instance, as we expand our target customer focus beyond the information technology service consultancies and into internal information technology of corporate customers as well as into overseas markets, we may encounter increased resistance to adoption of our business process automation solutions;
     - unexpected changes in the development, introduction, timing and competitive pricing of our products and services or those of our competitors;
     - any inability to expand our direct sales force and indirect marketing channels both domestically and internationally;
     -    difficulties  in  recruiting  and  retaining  key  personnel;
     -    lengthening  of  our  sales  cycles;
     - unforeseen reductions or reallocations of our customers' information technology infrastructure budgets; and
     - any delays or unforeseen costs incurred in integrating technologies and businesses we may acquire.

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

WE HAVE INCURRED LOSSES SINCE INCEPTION, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

We have incurred net losses and losses from operations since our inception in 1995 and we may not be able to achieve profitability in the future. As of December 31, 2001, we had an accumulated deficit of approximately $244.1 million. Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business. Despite recent cost reductions, we expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As is the case with many enterprise software companies, we experienced a severe decline in revenues during the 2001 calendar year. We have experienced sequential quarterly declines in revenue for each of the three quarters ending December 31, 2001, and we may experience insufficient revenue growth or further declines in future periods. As a result, we expect to experience continued losses and negative cash flows from operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

WE MUST DIVERSIFY OUR CUSTOMER BASE IN ORDER TO ENHANCE OUR REVENUE AND MEET OUR GROWTH TARGETS.

We have historically derived a substantial percentage of our revenues from sales of our products and services to firms that provide technology-oriented consulting, design and integration services, including a number of firms specializing in Website design and e-commerce application development. Growth among these "e-business" consultancies has slowed dramatically, and many such firms have ceased operations or have encountered substantial difficulties in raising capital to fund their operations. In anticipation of these developments, we commenced a program to aggressively diversify our client base, targeting both established consulting services companies and in-house service departments of large corporations. While we have recorded a number of significant customer wins in these areas, we may, in the future, encounter significant challenges in further expanding our customer base. More established corporations are often more reluctant to implement innovative enterprise technologies such as ours, in part because they often have made substantial investments in legacy applications and information systems. We may also encounter extended sales cycles with such prospective customers, and slower rates of adoption of our solutions within their organizations. As we reduce our sales force headcount in order to reduce expenses, our sales capacity is diminished which may impact our ability to diversify our customer base. All of these factors may adversely affect our ability to sustain our revenue growth and attain profitable operations.

FINANCIAL DIFFICULTIES OF SOME OF OUR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

As public valuations for many businesses have declined substantially in recent months, some of our customers may encounter difficulties in securing additional financing to meet their obligations, or may seek to limit expenditures to conserve their cash resources. As a result, we may encounter difficulties in securing payment of certain customer obligations, when due, and may be compelled to increase our bad debt reserves. Any difficulties encountered in collections from customers would also adversely affect our cash flow, and would adversely impact our operating results.

WE REDUCED OUR WORKFORCE DURING THE SECOND HALF OF THE PRIOR FISCAL YEAR, AND, IF WE FAIL TO MANAGE THIS REDUCTION IN WORKFORCE, OUR ABILITY TO GENERATE NEW REVENUE, ACHIEVE PROFITABILITY AND SATISFY OUR CUSTOMERS COULD BE HARMED.

We reduced our workforce during the second half of the prior fiscal year after growing significantly the first half of the year and in previous years. Any failure to manage this reduction in workforce could impede our ability to increase revenues and achieve profitability. We reduced our number of employees from 326 at June 30, 2000, to 133 as of December 31, 2001.

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

The future growth and success of our business is contingent on growing acceptance of, and demand for, business process automation solutions for professional services organizations and other strategic workforces. Substantially all of our historical revenues have been attributable to the sale of automation solutions for professional services organizations. This is a relatively new enterprise application solution category, and it is uncertain whether major services organizations as well as service departments and internal departments of major corporations will choose to adopt process automation systems. While we have devoted significant resources to promoting market awareness of our products and the problems our products address, we do not know whether these efforts will be sufficient to support significant growth in the market for process automation products. Accordingly, the market for our products may not continue to grow or, even if the market does grow in the immediate term, that growth may not be sustainable.

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

ANY INABILITY TO ATTRACT AND RETAIN SENIOR EXECUTIVE OFFICERS AND ADDITIONAL PERSONNEL COULD AFFECT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

We are continuing our searches for a permanent Chief Executive Officer and a Vice President of Sales. Our future performance will depend, in significant measure, on our ability to recruit highly qualified individuals to serve in such positions and the ability of these new executives to work effectively with other members of our management team as well as key employees, customers and partners. In addition, if we are unable to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, services and support, our ability to grow our business could be affected. The loss of the services of our key engineering, sales, services or marketing personnel would harm our operations. For instance, loss of sales and customer service representatives could harm our relationship with the customers they serve, loss of engineers and development personnel could impede the development of product releases and enhancements and decrease our competitiveness, and departure of senior management personnel could result in a loss of confidence in our company by customers, suppliers and partners. None of our key personnel is bound by an employment agreement, and we do not maintain key person insurance on any of our employees. Because we, like many other technology companies, rely on stock options as a component of our employee compensation, if the market price of our common stock decreases or increases substantially, some current or potential employees may perceive our equity incentives as less attractive. In that case, our ability to attract and retain employees may be adversely affected.

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

WE MAY NOT BE ABLE TO INCREASE OUR REVENUES OR REDUCE OUR OPERATING EXPENDITURES AS PLANNED AND WE MAY NEED TO IMPLEMENT ADDITIONAL RESTRUCTURING ACTIVITIES.

We are attempting to increase our revenues through marketing initiatives as well as increasing the scope of our customer base to include Global 2000 companies and internal IT organizations. We will need this revenue growth to meet our cash flow breakeven targets. Because of market uncertainties and a highly competitive environment, we cannot be certain we will achieve these targets.

In response to the current uncertain economic environment and volatility in the public equity markets, we recently implemented significant measures designed to reduce our operating expenses and enhance our ability to attain operating profitability. For example, from the quarter ended December 31, 2000 compared with the quarter ended December 31, 2001, we reduced our nonstock-based recurring departmental expenses 127% from $22.3 million to $9.8 million.

In order to achieve operating profitability, we will also need to achieve our revenue growth targets and maintain the foregoing cost savings in future quarters. Numerous factors could impede our ability to further manage our operating expenses. For instance, we currently expect to achieve significant expense reductions by limiting the headcount of our services organization; however, we may not be able to achieve the desired savings if we cannot engage and qualify third-party integration and support partners as rapidly as we hope. In addition, if our revenue growth targets cannot be achieved, we would be forced to seek expense reductions in excess of our current plans, which may not be achievable. Any of these developments could impede our ability to achieve profitable operations in accordance with current expectations.

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

In addition, our third-party Internet and communications services providers have been and may continue to experience serious financial difficulties, which could result in the disruption of our ASP offering to our customers as well as potentially affecting our ability to operate our business. The financial difficulties of these third-party providers, especially if they go unresolved, would make our ASP offering less attractive to customers and could tarnish our reputation.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND COMPETITION COULD HARM OUR ABILITY TO SELL PRODUCTS AND SERVICES AND REDUCE OUR MARKET SHARE.

Competition could seriously harm our ability to sell additional software solutions and subscriptions on prices and terms favorable to us. The markets for our products are intensely competitive and subject to rapidly changing technology. We currently compete against providers of automation solutions for professional services organizations, such as Novient, Changepoint and Niku. In addition, we expect, in the future, to face increasing competition from providers of enterprise application software vendors such as Peoplesoft, Siebel and SAP. Companies in each of these areas may expand their technologies or acquire companies to support greater professional services automation functionality and capabilities. In addition, "in-house" information technology departments of potential customers have developed or may develop systems that substitute for some of the functionality of our product line.

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

Some of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than we do. This may cause potential customers to purchase their products even if they provide inferior features or functionality. In addition, given their greater resources, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors have made and may also continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors. They may also establish or strengthen cooperative relationships with our current or future partners, limiting our ability to promote our products through these partners and limiting the number of consultants available to implement our software.

OUR  REVENUES  DEPEND ON ORDERS FROM OUR TOP CUSTOMERS, AND IF WE FAIL TO SECURE
ONE  OR  MORE  ORDERS,  OUR  REVENUES  WILL  BE  REDUCED.

Historically, we have received a significant portion of our revenues in each fiscal period from a small number of customers. Accordingly, the loss of a single customer or customer prospect may have an impact on our operating results if we depended on the sale of our products to that customer to meet our financial performance targets during a given fiscal period. Our agreements with existing customers often do not include long-term commitments from customers to continue to purchase our products. Moreover, a substantial percentage of new customer contracts are typically signed in the last few weeks of each fiscal quarter, and prospects we are pursuing have often made a decision not to purchase our products in the final stages of the sales cycle. Accordingly, our ability to meet our financial targets during each fiscal period is subject to substantial variation and uncertainty, and the loss of one or more customers or customer prospects can cause our operating results to fall below the expectations of investors and analysts and adversely affect our stock price.

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

OUR BUSINESS MAY SUFFER IF WE ARE NOT ABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

Our success is dependent on our ability to develop and protect our proprietary technology and intellectual property rights. We seek to protect our software, documentation and other written materials primarily through a combination of patent, trade secret, trademark and copyright laws, confidentiality procedures and contractual provisions. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Further, our competitors may independently develop or patent technologies that are equivalent or superior to ours.

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

Companies store information on our ASP offering and on online networks created by our customers, which may include personal information of their employees, including employee backgrounds, skills, and other details. These employees may object to online compilation, transmission and storage of such information. To the extent that European companies and customers will have access to it (given the global nature of the Internet), and to the extent that our services are utilized by Europeans, legal action grounded in European privacy laws could prevent our solution from succeeding in the European market.

RISKS  RELATED  TO  OUR  STOCK

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES HAVE SIGNIFICANT CONTROL OVER US AND MAY APPROVE OR REJECT MATTERS CONTRARY TO YOUR VOTE OR INTERESTS.

Our executive officers and directors together with their affiliates beneficially own, or have rights to acquire, an aggregate of approximately 68.4% of our outstanding capital stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, even if other stockholders disagree. In particular, Warburg Pincus Private Equity VIII, L.P. ("Warburg") owns or has the right to acquire securities with voting power equivalent to 52.8% of our outstanding capital stock. Furthermore, certain actions that we may wish to undertake require the consent of holders of a majority of our outstanding shares of Series A Preferred Stock, voting as a separate class. These actions include authorization and sale of certain senior securities, certain transactions involving a change of control of Evolve, the incurrence of significant indebtedness and the payment of dividends. With respect to these and other matters, the interests of the holders of our Series A Preferred Stock will not necessarily be identical to those of holders of our common stock. For instance, in the event of certain change of control transactions, the holders of Series A Preferred Stock are entitled to payment of a liquidation preference prior to payment of any consideration to the holders of our common stock. This may cause the holders of Series A Preferred Stock generally, and Warburg in particular, to favor or oppose a merger or sale of the Company or its assets in circumstances where many holders of common stock have a contrary desire. In such an instance, we may not be able to pursue a transaction even if it is supported by many or most holders of our common stock. Alternatively, we may pursue a transaction that is not supported by, or may be detrimental to, the holders of our common stock.

THE  SALE  OF  A  SUBSTANTIAL  NUMBER  OF SHARES OF COMMON STOCK COULD CAUSE THE
MARKET  PRICE  OF  OUR  COMMON  STOCK  TO  DECLINE.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market. As of January 31, 2002, we had 44,729,867 shares of common stock outstanding. Of these shares, 42,347,258 were freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, and, in some cases, only to either manner of sale, volume, or notice requirements of Rule 144 under the Securities Act of 1933, as amended. An additional 2,382,609 shares will become eligible for sale, subject only to the manner of sale requirements of Rule 144, as our right to repurchase these shares lapses over time with the continued employment by Evolve of these stockholders. As of January 31, 2002, we also had 10,479,113 shares subject to outstanding options under our stock option plans (plus 197,812 options and warrants issued are outside of any plan), and 6,665,197 shares are available for future issuance under these plans. We have registered a portion of the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and 1,885,340 remaining shares of common stock are reserved for issuance under our 2000 Employee Stock Purchase Plan. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as they are purchased. We also have 1,300,000 shares of Series A Preferred Stock outstanding, which are currently convertible into 26,000,000 shares of common stock. As of January 31, 2002, we also had warrants outstanding to purchase a total of 6,509,167 of our common stock and warrants to purchase up to 1.3 million shares of Series A Convertible Preferred Stock, which in turn is convertible to up to 26 million shares of common stock. If all the warrants for the Series A Convertible Stock are exercised, an additional common stock warrant for up to 6,500,000 shares of our common stock will be issued.

NASDAQ LISTING MAY BE AT RISK AND MAY REQUIRE REVERSE STOCK SPLIT TO MAINTAIN COMPLIANCE WITH LISTING REQUIREMENTS.

Since January 2, 2002, we failed to maintain the minimum closing bid price of $1.00 over 30 consecutive trading days as required by the Nasdaq National Market. In order to maintain compliance with the Nasdaq listing requirements, we may be required to take various measures including raising additional capital and effecting a reverse split of our common stock. Certain of such measures, including any reverse stock split, would require stockholder approval. If we are unable to demonstrate compliance with any Nasdaq requirement, the Nasdaq staff may take further action with respect to a potential delisting of our stock. We may appeal any such decision by the Nasdaq staff to the Nasdaq Listing Qualifications Panel.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The following discusses our exposure to market risk related to changes in foreign currency exchange rates, interest rates, and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the risk factors section of this document.

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

INTEREST  RATE  RISK

At December 31, 2001, we had cash, cash equivalents, restricted cash, and investments of $14.3 million. Included in this balance is a short-term investment of $869,000 and $2.9 million in short-term restricted cash. Declines in interest rates over time would reduce our interest income. Interest rate fluctuations would also affect interest paid on our line- of-credit and term loan credit facility.

Funds in excess of current operating requirements are invested in short-term investments principally consisting of commercial paper, government bonds and money-market institutions. Due to the nature of our investments, we have concluded that there is no material market risk exposure at December 31, 2001. Therefore, no quantitative tabular disclosures are presented.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. We are defending two claims filed by early customers; one an action filed in the federal district court in Massachusetts and the other an action filed in federal district court in California. Both cases allege a variety of claims including that the software and services purchased from us did not satisfy certain contractual obligations and that we engaged in practices that they allege were unfair or misrepresentative. We have filed motions to dismiss both of these claims. Both of these claims are still in the early stages of litigation; therefore, not possible to estimate the outcome of these contingencies.

In November 2001, a complaint seeking class action status was filed in the United States District Court for the Southern District of New York. The complaint is purportedly brought on behalf of all persons who purchased our common stock from August 9, 2000, through December 6, 2000. The complaint names as defendants some of our former and current officers, and several investment banking firms that served as managing underwriters of our initial public offering. Among other things, the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for our initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for alleged excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. We are aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. No specific amount of damages is claimed in the complaint involving our initial public offering. We intend to contest the claims vigorously. We are unable, at this time, to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

COMMON  STOCK  SALE

SERIES  A  PREFERRED  STOCK  FINANCING

We completed the sale of Series A Preferred Stock pursuant to the Purchase Agreement (the "Series A Preferred Financing") on October 9, 2001. We issued the following securities and rights to the investors participating in the Series A Preferred Financing:

     - an aggregate of 1.3 million shares of Evolve's Series A Preferred Stock at a price of $10 per share;
     - warrants to purchase up to an aggregate of 1.3 million additional shares of Series A Preferred Stock at a price of $10 per share (the "preferred stock warrants");
     - warrants to purchase up to 6.5 million shares of common stock at a price of $1.00 per share (the "common stock warrants"); and
     - the right to receive additional common stock warrants to purchase a number of shares of common stock equal to 25% of the number of shares of common stock into which the shares of Series A Preferred Stock issued upon exercise of the preferred stock warrants are convertible, at the time such preferred stock warrants are exercised.

We received an aggregate purchase price of $13 million for the 1.3 million shares of Series A Preferred Stock sold. If the preferred stock warrants and the common stock warrants are exercised in full for cash, we will receive an additional $26 million in aggregate proceeds. We have no plans to issue additional shares of Series A Preferred Stock, other than upon exercise of the warrants described above. We have used and intend to continue to use the proceeds from the Series A Preferred Financing for general working capital purposes.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Our 2001 annual meeting of stockholders was held on November 26, 2001 (the"Annual Meeting"). The matters that were voted upon at the annual meeting and the outcome of the stockholder vote on each matter are summarized below:

PROPOSAL I. Election of directors to hold office until the 2004 Annual Meeting of Stockholders and until their successors are elected.

                               WITHHELD
                      FOR      AUTHORITY
                   ----------  ---------
Cary Davis         47,469,286     24,406
Jeffrey M. Drazan  47,466,978     26,714

As a result, Messrs. Davis and Drazan were re-elected as directors of the Company. In addition, the following directors' terms continued after the annual meeting:

   Gayle  Crowell
   Judith  Hamilton
   Nancy  Martin,  Ph.D.
   John  R.  Oltman
   Paul  Rochester

PROPOSAL II. Approval of an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") to increase the number of authorized shares of Common Stock by 90,000,000 shares, from 110,000,000 to 200,000,000 shares.

    FOR     AGAINST  ABSTAIN
----------  -------  -------
47,331,049  160,140    2,503

PROPOSAL III. Approval of an amendment to the Restated Certificate to enable holders of Preferred Stock to act by written consent.

    FOR     AGAINST  ABSTAIN
----------  -------  -------
47,434,185   60,780       51

PROPOSAL IV. Approval of an amendment to the our 2000 Stock Plan to increase the maximum number of shares of common stock authorized under the plan by 10,000,000 shares, to 16,000,000 shares, exclusive of future annual increases, and to provide that the shares authorized for issuance under the plan be increased annually by the least of (i) the aggregate number of shares subject to grants made in the previous year, (ii) 10,000,000 or (iii) any lesser amount determined by our Board of Directors.

   FOR       AGAINST   ABSTAIN
----------  ---------  -------
46,460,577  1,026,118    5,673

PROPOSAL V. Ratification of the appointment of PricewaterhouseCoopers LLP for fiscal year 2002.

    FOR     AGAINST  ABSTAIN
----------  -------  -------
47,485,477    6,513    1,702

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

EXHIBIT
-------
  NO.
  ---

10.19     Amended  Office  Building  Lease, 1400 65th Street, Emeryville, CA.

(b)  Reports  on  Form  8-K:

     - On October 24, 2001, we filed a current report on Form 8-K relating to the completion of a Private Placement of certain securities pursuant to the Series A Preferred Stock Purchase Agreement dated as of September 23, 2001.

     - On October 3, 2001, we filed a current report on Form 8-K/A relating to a press release announcing that we had entered into an agreement to sell shares of our Series A Preferred Stock and warrants to purchase additional shares or our Series A Preferred Stock and common stock.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  February 14, 2002

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