Form 10-Q
period 2002-03-31
EVOLVE SOFTWARE INC
filed 2002-05-14
CIK 1097002

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                               -------------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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


                               ------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 13, 2002 was approximately $7,264,316 based upon the closing sale price reported for that date on the NASDAQ National Market. Shares of common stock held by each officer and director and by each person who owns more than 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares outstanding of the registrant's common stock as of May 13, 2002 was 44,836,414.

                              EVOLVE SOFTWARE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

                         PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets  (unaudited)
           As of March 31, 2002 and June 30, 2001. . . . . . . . . . . .  2

           Condensed Consolidated Statements of Operations (unaudited)
           For the Three and Nine Months Ended March 31, 2002 and 2001 .  3

           Consolidated Statements of Cash Flows (unaudited)
           For the Nine Months Ended March 31, 2002 and 2001 . . . . . .  4

           Notes to Condensed Consolidated Financial Statements. . . . .  5

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . .  15

Item 3     Quantitative and Qualitative Disclosures About Market Risk .  31



                          PART II - OTHER INFORMATION

Item 1     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  32

Item 2     Changes in Securities and Use of Proceeds. . . . . . . . . .  32

Item 3     Defaults Upon Senior Securities. . . . . . . . . . . . . . .  32

Item 4     Submissions of Matters to a Vote of Security Holders . . . .  32

Item 5     Other Information. . . . . . . . . . . . . . . . . . . . . .  32

Item 6     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  32

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                                   EVOLVE SOFTWARE, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (IN THOUSANDS)


                                                                                                      2002         2001
                                                                                                   -----------  ----------
                                                                                                    MARCH 31,    JUNE 30,
                                                                                                   -----------  ----------
ASSETS                                                                                                    (unaudited)
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   12,227   $  19,914
    Short-term investments                                                                                  -       2,840
    Accounts receivable, net of allowance for doubtful
       Accounts $455 and $730, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,589       6,414
    Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,280       2,454
    Notes receivable from related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -         175
                                                                                                   -----------  ----------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,096      31,797

Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,901           -
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,362      10,481
Deposits and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        319       1,617
Goodwill and other intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,565       3,726
                                                                                                   -----------  ----------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   30,243   $  47,621
                                                                                                   ===========  ==========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANTS,
AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    3,498   $   5,670
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,520       5,852
    Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,157       8,117
    Capital lease obligations, current portion . . . . . . . . . . . . . . . . . . . . . . . . . .        364         646
    Restructuring accrual, current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,953       2,208
    Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,376       2,178
                                                                                                   -----------  ----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,868      24,671

Capital lease obligations, less current portion. . . . . . . . . . . . . . . . . . . . . . . . . .          -         194
Restructuring accrual, less current portion. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,067       4,651
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        792       2,575
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        221         187
Common stock warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        147           -
                                                                                                   -----------  ----------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,095      32,278
                                                                                                   -----------  ----------

Redeemable convertible preferred stock and preferred stock warrants. . . . . . . . . . . . . . . .      1,454           -

Stockholders' equity:
    Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1           -
    Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45          40
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    262,008     250,485
    Notes receivable from stockholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,317)     (7,795)
    Unearned stock-based compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,424)    (11,732)
    Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . .         82          95
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (250,701)   (215,750)
                                                                                                   -----------  ----------
        Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,694      15,343
                                                                                                   -----------  ----------

Total liabilities, redeemable convertible preferred stock and preferred stock warrants,
  and stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   30,243   $  47,621
                                                                                                   ===========  ==========

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    EVOLVE SOFTWARE, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              THREE MONTHS ENDED         INE MONTHS ENDED
                                                                                  MARCH 31,                 MARCH 31,
                                                                           ------------------------  -----------------------
                                                                              2002         2001         2002        2001
                                                                           -----------  -----------  ----------  -----------
                                                                                  (unaudited)              (unaudited)
Revenues:
    Solutions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,994   $    8,846   $   5,391   $   20,332
    Subscriptions . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,470        2,417       4,007        7,145
                                                                           -----------  -----------  ----------  -----------
        Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . .       3,464       11,263       9,398       27,477
                                                                           -----------  -----------  ----------  -----------

Cost of revenues:
    Solutions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         879        3,347       3,243        9,455
    Subscriptions . . . . . . . . . . . . . . . . . . . . . . . . . . . .         286        1,246       1,067        3,616
    Stock-based and related compensation charges. . . . . . . . . . . . .         138          394           -        1,760
                                                                           -----------  -----------  ----------  -----------
        Total cost of revenues. . . . . . . . . . . . . . . . . . . . . .       1,303        4,987       4,310       14,831
                                                                           -----------  -----------  ----------  -----------

        Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,161        6,276       5,088       12,646

Operating expenses:
    Sales and marketing:
      Other sales and marketing . . . . . . . . . . . . . . . . . . . . .       3,259       10,444      11,494       32,501
      Stock-based and related compensation charges. . . . . . . . . . . .         547          578       2,403        5,480
    Research and development:
      Other research and development. . . . . . . . . . . . . . . . . . .       2,769        6,971       9,300       14,843
      Stock-based and related compensation charges. . . . . . . . . . . .        (463)         671       1,311        3,627
    General and administrative:
      Other general and administrative. . . . . . . . . . . . . . . . . .       1,753        3,080       5,872        8,283
      Stock-based and related compensation charges. . . . . . . . . . . .       1,897        2,220       7,437        9,638
    Amortization of goodwill and other intangible assets. . . . . . . . .         359        2,660       1,161        8,045
    Restructuring charges, net. . . . . . . . . . . . . . . . . . . . . .         (21)           -         583            -
                                                                           -----------  -----------  ----------  -----------

        Total operating expenses. . . . . . . . . . . . . . . . . . . . .      10,100       26,624      39,561       82,417

Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,939)     (20,348)    (34,473)     (69,771)

Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,593          446         101        2,229
                                                                           -----------  -----------  ----------  -----------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,346)     (19,902)    (34,372)     (67,542)

Beneficial conversion feature of preferred stock. . . . . . . . . . . . .        (212)           -        (579)      (5,977)

                                                                           -----------  -----------  ----------  -----------
Net loss attributable to common stockholders. . . . . . . . . . . . . . .  $   (6,558)  $  (19,902)  $ (34,951)  $  (73,519)
                                                                           ===========  ===========  ==========  ===========

Net loss per common share -- basic and diluted. . . . . . . . . . . . . .  $    (0.15)  $    (0.59)  $   (0.89)  $    (2.51)
                                                                           ===========  ===========  ==========  ===========

Shares used in net loss per common share calculation -- basic and diluted      43,715       33,976      39,442       29,301
                                                                           ===========  ===========  ==========  ===========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              EVOLVE SOFTWARE, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)



                                                                                   NINE MONTHS ENDED MARCH 31,
                                                                               ---------------------------------
                                                                                    2002              2001
                                                                               ---------------  ----------------
                                                                                          (unaudited)
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (34,372)  $       (67,542)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on disposal of fixed assets. . . . . . . . . . . . . . . . . . . .                 -                19
    Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . .               885               420
    Depreciation and amortization - fixed assets. . . . . . . . . . . . . .             2,730             2,741
    Amortization of goodwill and other intangible assets. . . . . . . . . .             1,161             8,045
    Non-cash restructuring charges. . . . . . . . . . . . . . . . . . . . .             1,132                 -
    Write-down of stockholders' loans and related interest. . . . . . . . .             7,120                 -
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               102
    Stock-based charges . . . . . . . . . . . . . . . . . . . . . . . . . .             4,032            20,506
    Revaluation of common stock warrants. . . . . . . . . . . . . . . . . .                15                 -
  Changes in assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .             2,976            (6,626)
    Prepaid expenses and other current assets . . . . . . . . . . . . . . .               195              (529)
    Deposits and other assets . . . . . . . . . . . . . . . . . . . . . . .               480              (691)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,240)              832
    Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,259)            1,149
    Restructuring accrual . . . . . . . . . . . . . . . . . . . . . . . . .            (4,150)                -
    Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .              (991)            1,195
                                                                               ---------------  ----------------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .           (23,286)          (40,379)
                                                                               ---------------  ----------------

Cash flows from investing activities:
  Purchases of short-term investments . . . . . . . . . . . . . . . . . . .              (532)          (22,035)
  Maturities of short-term investments. . . . . . . . . . . . . . . . . . .             3,373            14,530
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . .              (192)           (8,125)
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . .                 -                13
  Purchases of intangibles. . . . . . . . . . . . . . . . . . . . . . . . .                 -              (700)
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,901)            2,000
                                                                               ---------------  ----------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . .              (252)          (14,317)
                                                                               ---------------  ----------------

Cash flows from financing activities:
  Payments under capital lease obligations. . . . . . . . . . . . . . . . .              (476)             (539)
  Payments of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .            (1,584)           (4,060)
  Proceeds from initial public offering . . . . . . . . . . . . . . . . . .                 -            46,473
  Proceeds from issuance of preferred stock, net of issuance costs. . . . .            17,899            12,577
  Proceeds from exercise of common stock options. . . . . . . . . . . . . .                 -               864
  Proceeds from exercise of common stock warrants . . . . . . . . . . . . .                 -               500
  Proceeds from issuance of debt. . . . . . . . . . . . . . . . . . . . . .                 -             4,753
  Proceeds from payment on note receivable. . . . . . . . . . . . . . . . .                 -               343
  Proceeds from employee stock purchase plan. . . . . . . . . . . . . . . .               101             1,281
  Payments on repurchase of common stock. . . . . . . . . . . . . . . . . .               (13)             (219)
                                                                               ---------------  ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .            15,927            61,973
                                                                               ---------------  ----------------

Effect of exchange rate changes on cash and cash equivalents. . . . . . . .               (76)               62

Increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .            (7,687)            7,339
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . .            19,914            18,660
                                                                               ---------------  ----------------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . .    $       12,227   $        25,999
                                                                               ===============  ================

      The accompanying notes are an integral part of these condensed consolidated financial statements.

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

LIQUIDITY

The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to fund its obligations in the ordinary course of business is dependent on its ability to increase revenues, to manage net operating expenses and to raise additional financing through public or private equity financing or other sources of financing. There is no assurance that the Company will achieve a sufficient increase in revenues or maintain a reduction of net operating expenses or that it will be able to raise adequate financing from other sources.

BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (including adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K/A.

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

The Company generates revenue from its ASP business by hosting the software and making the solution available to the customer via the Internet, as well as by providing maintenance and other services to the customer. In such situations, customers pay a monthly fee for the term of the contract in return for access to the Company's software, maintenance and other services such as implementation, training, consulting and hosting. For certain ASP software arrangements for which the Company does not have vendor specific objective evidence of fair value for the elements of the contract, fees are recognized on a monthly basis as the hosting service is provided. In other circumstances where the customer has the right to take delivery of the software and the Company has vendor specific objective evidence of fair value for the hosting element of the contract, fees are allocated between the elements based on the vendor specific objective evidence. Revenue for these hosting arrangements is classified as Subscriptions revenue.

License revenue includes product licenses to companies from which the Company has purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements"). Products and services purchased in reciprocal arrangements include: 1) software licensed for internal use; 2) software licensed for resale or incorporation into the Company's products; and 3) development or implementation services. For reciprocal arrangements, the Company considers Accounting Principles Board (APB No. 29), "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force (EITF, Issue No. 86-29), "Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions" to determine whether the arrangement is a monetary or nonmonetary transaction. In determining these fair values, the Company considers the recent history of cash sales of the same products or services in similar sized transactions. Revenues recognized under reciprocal arrangements were $258,000 and $204,000 for the fiscal quarters ended March 31, 2002 and 2001, respectively, and $862,000 and $1.3 million for the nine months ended March 31, 2002 and 2001, respectively.

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

COMPREHENSIVE  INCOME  (LOSS)

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements. The statement of comprehensive loss is as follows (in thousands):

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 MARCH 31,                MARCH 31,
                                         ------------------------  -----------------------
                                            2002         2001         2002        2001
                                         -----------  -----------  ----------  -----------
Net loss                                 $   (6,346)  $  (19,902)  $ (34,372)  $  (67,542)
Unrealized loss on investments                    -         (500)          -         (500)
Foreign currency translation adjustment         123          104         (12)          62
                                         -----------  -----------  ----------  -----------
Comprehensive loss                       $   (6,223)  $  (20,298)  $ (34,384)  $  (67,980)
                                         ===========  ===========  ==========  ===========

SEGMENT  INFORMATION

The Company operates in only one segment, namely workforce optimization software and, as such, uses only one measure of profitability for internal reporting purposes. To date, substantially all of the Company's revenues have been derived from within the United States. Additionally, substantially all of the Company's long-lived assets are located in the United States.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Topic No. D-98, which provides clarification on the classification and measurement of redeemable equity securities. This announcement provides clarification about the balance sheet classification and measurement of securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. The Company has determined that, at issuance, the terms of the Series A Preferred Stock that was issued in October 2001, qualified for presentation outside of permanent equity, based on the guidance in Topic No. D-98. In March 2002, certain Series A Preferred stockholders agreed to waive the mandatory redemption feature and other rights and, accordingly, in March, the amended shares qualified for presentation as part of permanent equity.

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

On June 29, 2001, Evolve acquired certain assets of Vivant! Corporation ("Vivant"). The total acquisition cost was approximately $3.1 million, primarily comprised of $910,000 in cash, 1,553,254 shares of the Company's common stock valued at $1.6 million, a future stock commitment valued at a minimum of $525,000 and $137,000 for transaction related expenses. With the assistance of an independent valuation, the Company recorded approximately $2.2 million in developed technology, $717,000 in goodwill and $187,000 in acquired workforce upon this acquisition, which was accounted for as a purchase. The number of shares issued to Vivant at the closing of the acquisition was subject to adjustment by issuance of additional shares or redemption of existing shares based on the market value of Evolve's common stock as of the time the registration of such shares became effective. As a result, the Company subsequently issued 663,495 shares to Vivant in September 2001 and 3,899,756 shares in January 2002 pursuant to the terms of the acquisition. The Company is still refining its purchase price allocation, which may result in adjustments in future periods. In addition, Evolve has agreed to issue to Vivant additional shares of its common stock with a value of up to $525,000 within ten days after the one-year anniversary of the closing of the acquisition (July 9, 2002) and additional shares with a value up to $3,900,000 at specified times based on receipts from the sale of Vivant's products for the shorter of twenty-four months from the date of the agreement or eighteen months from the Company's first customer contract that incorporates Vivant technology. However, the asset acquisition agreement governing the purchase of the Vivant assets limits the aggregate number of shares of common stock to be issued by the Company to not exceed 7,661,097 shares or 1,544,592 shares in excess of those issued through January 31, 2002. The results of Vivant's operations have been included in the Company's condensed consolidated financial statements since the date of acquisition.

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

                                                  NINE MONTHS
                                                     ENDED
                                                 MARCH 31, 2001
                                                ----------------
Pro forma total revenue                         $        27,477
                                                ================

Pro forma net loss                              $       (76,007)
                                                ================

Basic and diluted pro forma net loss per share  $         (2.15)
                                                ================

                                                ----------------
Shares used to compute basic and
    diluted pro forma net loss per share                 35,418
                                                ================

NOTE  3.  STOCK-BASED  AND  RELATED  COMPENSATION  CHARGES

The Company incurred stock-based compensation charges in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of its common stock for accounting purposes. The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $40.3 million as of August 9, 2000, the date of the Company's Initial Public Offering. This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable or Award Plans," over the four-year vesting period of the granted options. Based on the unearned stock-based compensation balance at March 31, 2002, the Company's results from operations will include stock-based compensation expense, at a minimum, through 2004. The Company recorded stock-based charges of $2.1 million and $11.2 million for the three- and nine- months ended March 31, 2002, respectively, and $3.9 million and $20.5 million for the three- and nine- months ended March 31, 2001, respectively. Future terminations or modifications to existing awards will impact future stock-based compensation expense.

In connection with the termination of employment of certain executive officers in fiscal 2001, the Company entered into arrangements with those executive officers to provide consulting services. For accounting purposes, this was deemed to be a change in status of the employee and resulted in a new measurement date for the amended equity awards in accordance with FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." In addition, for other executive officers of Evolve whose employment was terminated in fiscal 2001 and who had purchased restricted stock with full recourse notes, the Company agreed, as part of their termination settlements, to allow them to sell back to the Company their restricted shares in exchange for cancellation of the notes. Accordingly, these notes are accounted for as non-recourse notes on a variable basis such that the charge/credit arising from these notes will fluctuate from period to period based on the Company's stock price. The revaluation charge for the notes subject to remeasurement was not significant for the quarter ended March 31, 2002. The financial impact of these arrangements is included within stock-based compensation expense, which has been allocated to the appropriate functional categories within the Statement of Operations.

In October 2001, the Board of Directors voted to modify existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, from thirty days to fifteen months after the date of termination. The loans are secured only by the underlying stock, which they were used to purchase. As a result, the loans became subject to variable accounting and the outstanding stockholder loans and related interest were revalued to their net realizable value of $0.21 per share at March 28, 2002, resulting in charges of $710,000 and $7.1 million for the three- and nine- months ended March 31, 2002, respectively. Until they are due or repaid, if earlier, the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

NOTE  4.  LONG-TERM  DEBT

On November 13, 2001, the Company revised an existing credit arrangement and signed an amended Loan and Security Agreement to restructure its excess credit facilities, to obtain a waiver of certain defaults under the previous credit arrangement and to reduce the line-of-credit to $2.9 million and the term loan credit facility to $4.4 million with interest accruing at the bank's prime rate plus 0.75% and 1.00%, respectively. At March 31, 2002, these rates were 5.50% and 5.75%, respectively. As of March 31, 2002, the Company had utilized $4.8 million of the term loan credit facility and had repaid $1.6 million. The loan will be fully repaid by July 1, 2003. Both the line-of-credit and the term loan credit facility are collateralized by all of the Company's assets, including intellectual property, except for previously leased equipment. In connection with the loan amendment the bank approved new financial covenants for the periods commencing October 1, 2001. Under these covenants, the Company is required to: (1) maintain at all times a minimum bank liquidity ratio of 1.50 to 1.00, reducing to a ratio of 1.25 to 1.00 on January 31, 2002, (the cash component of this ratio is required to be held at the bank); (2) beginning with the month ending December 31, 2001, maintain, on a monthly basis, the greater of
(a) a minimum company liquidity ratio of 1.75 to 1.00 or (b) $14,000,000 in unrestricted cash (unrestricted cash will include any restricted cash held by the bank) reducing to $8,000,000 on January 31, 2002; (3) beginning with the month ending December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00; and (4) meet a milestone covenant of obtaining at least $10,000,000 in new equity from investors acceptable to the bank by October 15, 2001.

The Company was in violation of the maximum leverage ratio financial covenant from December 2001 through February 2002. However, the Company received a waiver of all defaults in March 2002. On April 19, 2002, the Company signed a first amendment to the amended and restated Loan and Security Agreement, which amended certain financial covenants. In connection with the amendment, the bank approved new financial covenants commencing April 1, 2002. Under the new covenants, the Company is required to: (1) maintain, at all times, a minimum bank liquidity ratio of not less than 1.25 to 1.00; (2) maintain, at all times, unrestricted cash (unrestricted cash will include any restricted cash held by the bank) of not less then $8,000,000; and (3) maintain minimum revenue targets which increase quarterly.

At  March  31,  2002,  the Company was in compliance with all amended covenants.

NOTE  5.  CONTINGENCIES

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. The Company is defending against two claims filed by early customers, one an action filed in the federal district court in Massachusetts and the other an action filed in the federal district court in California. Both cases allege a variety of claims including that the software and services purchased from the Company did not satisfy certain contractual obligations and that the Company engaged in practices that they allege were unfair or misrepresentative. Both of these proceedings are still in the early stages of litigation, therefore, it is not possible to estimate the outcome of these contingencies.

In November 2001, a complaint seeking class action status was filed, against the Company, in the United States District Court for the Southern District of New York. The complaint is purportedly brought on behalf of all persons who purchased the Company's common stock from August 9, 2000, through December 6, 2000. The complaint names as defendants some of the Company's former and current officers, and several investment banking firms that served as managing underwriters of the Company's initial public offering. Among other claims, the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for the Company's initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for alleged excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. The Company is aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. No specific amount of damages is claimed in the complaint involving the initial public offering. The Company intends to contest the claims vigorously. The Company is unable, at this time, to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

The Company believes that there are no other claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

NOTE  6.  RESTRUCTURING  CHARGES

Beginning  in  the  quarter  ending  June  30,  2001  through the quarter ending
December 31, 2001, the Company critically reviewed its operations and cost structure, and took actions to reduce costs and strengthen its position in executing its strategy. These decisions resulted in the involuntary termination of 207 employees. The terminations were from all functions of the Company's operations and included twenty-two employees from the closure of the India research facility. As a result of the headcount reduction, the Company recorded charges of $3.4 million in severance and related benefit charges. The Company consolidated its facilities at its Emeryville headquarters, which resulted in a total net charge of $4.6 million related to its excess facilities. These costs included a reversal of $2.2 million of previously accrued restructuring charges for the excess space at the Company's headquarters that resulted from amending the original lease to relieve the Company from some future rental obligations. The Company also recorded charges of $2.3 million consisting of impairment of certain assets including leasehold improvements and furniture related to the excess facilities, computer hardware and software, and telecommunications equipment related to the workforce reduction. A rollforward of the restructuring-related liabilities follows.

(in thousands)                                 SEVERANCE                     FIXED
                                              AND RELATED                    ASSET
                                                CHARGES      FACILITIES    WRITE-OFF    TOTALS
                                             -------------  ------------  -----------  --------
 Restructuring charges                       $      1,597   $     6,433   $    1,694   $ 9,724
 Amount paid                                         (817)         (354)           -    (1,171)
 Non-cash charges                                       -             -       (1,694)   (1,694)
                                             -------------  ------------  -----------  --------
 Accrued liabilities at June 30, 2001        $        780   $     6,079            -   $ 6,859

 Restructuring charges                                590             -          103       693
 Amount paid                                       (1,007)         (405)           -    (1,412)
 Non-cash charges                                       -             -         (103)     (103)
                                             -------------  ------------  -----------  --------
 Accrued liabilities at September 30, 2001   $        363   $     5,674   $        -   $ 6,037

 Restructuring charges (reversals)                  1,224        (1,836)         523       (89)
 Amount paid                                       (1,013)         (529)                (1,542)
 Non-cash charges                                    (191)         (121)        (463)     (775)
                                             -------------  ------------  -----------  --------
 Accrued liabilities at December 31, 2001    $        383   $     3,188   $       60   $ 3,631

 Restructuring charges (reversals)                      -             -          (21)      (21)
 Amount paid                                         (127)         (484)          21      (590)
 Non-cash charges                                       -             -            -         -
                                             -------------  ------------  -----------  --------
 Accrued liabilities at March 31, 2002       $        256   $     2,704   $       60   $ 3,020

 Short-term                                  $        256   $     1,637   $       60   $ 1,953
 Long-term                                   $          -   $     1,067   $        -   $ 1,067

NOTE  7.  NET  LOSS  PER  SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during each period. Since the Company has had a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share. Common shares issuable upon exercise of stock options and warrants and upon conversion of convertible preferred stock are excluded because the effect would be anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

(in thousands)                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         MARCH 31,                MARCH 31,
                                                 ------------------------  -----------------------
                                                    2002         2001         2002        2001
                                                 -----------  -----------  ----------  -----------
Numerator:
  Net loss                                       $   (6,346)  $  (19,902)  $ (34,372)  $  (67,542)
  Beneficial conversion feature of redeemable
     convertible preferred stock                       (212)           -        (579)      (5,977)

                                                 -----------  -----------  ----------  -----------
  Net loss attributable to common stockholders   $   (6,558)  $  (19,902)  $ (34,951)  $  (73,519)
                                                 ===========  ===========  ==========  ===========

Denominator:
  Weighted average common shares                     44,670       38,621      41,865       34,680
  Weighted average unvested common shares
    subject to repurchase                              (955)      (4,645)     (2,423)      (5,379)

  Shares used in computing basic and diluted
                                                 -----------  -----------  ----------  -----------
    net loss per share                               43,715       33,976      39,442       29,301
                                                 ===========  ===========  ==========  ===========

At March 31, 2002 and 2001, options to purchase 14,258,175 and 3,510,205 shares of common stock were outstanding with a weighted-average exercise price of $0.65 and $6.50, respectively. At March 31, 2002, the outstanding Series A Preferred Stock was convertible into 37.0 million shares of common stock. Warrants to purchase 600,000 shares of Series A Preferred Stock at $10.00 per share and 9.4 million shares of common stock at $1.00 per share, if exercised, were convertible into 12 million and 9.4 million shares of common stock, respectively, as of March 31, 2002. Providing that the remaining Series A Preferred Stock warrants are exercised, the Company will issue additional common stock warrants to purchase 2.9 million shares of common stock at $1.00 per share. These common stock equivalents have been excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The weighted-average purchase prices of stock subject to repurchase were $2.32 and $2.14 as of March 31, 2002 and 2001, respectively.

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

As this transaction resulted in significant changes to the Company's stockholders' equity balances, the following table has been provided to summarize the activity in the statement of stockholders' equity during the nine months ended March 31, 2002.

(in thousands)
                                                              EQUITY                                                UNEARNED
                                                          PREFERRED STOCK    COMMON STOCK                           STOCK -
                                                        ------------------  --------------              N/R FROM     BASED
                                                         SHARES     AMTS    SHARES   AMTS     APIC        S/H         COMP
                                                        --------  --------  ------  ------  ---------  ----------  ----------
Balances, June 30, 2001                                        -  $      -  40,052  $   40  $250,485   $  (7,795)  $ (11,732)
Issuance of p/s & p/s warrants, as amended, net            1,100         1       -       -     8,204           -           -
Cancellation of preferred & commons stock warrants             -         -       -       -       209           -           -
Issuance of common stock warrants, as amended                  -         -       -       -     1,296           -           -
Beneficial conversion feature on preferred stock               -         -       -       -     1,158           -           -
Amortization of beneficial conversion feature on p/s           -         -       -       -       523           -           -
Exercise of CEO p/s warrants in March 2002                   550         -       -       -     5,500           -           -
Issuance of common stock under stock purchase plans            -         -     221       -       101           -           -
Issuance of common stock to Vivant! Corporation                -         -   4,563       5        (5)          -           -
Modification of s/h n/r and other stock option awards          -         -       -       -       100       6,478        (275)
Repurchase of common stock                                     -         -       -       -       (12)          -           -
Reversal of unearned stock-based compensation                  -         -       -       -    (5,551)          -       5,551
Amortization of stock-based compensation                       -         -       -       -         -           -       4,032
Foreign currency translation adjustment                        -         -       -       -         -           -           -
Net loss                                                       -         -       -       -         -           -           -
                                                        --------  --------  ------  ------  ---------  ----------  ----------
Balances, March 31, 2002                                   1,650  $      1  44,836  $   45  $262,008   $  (1,317)  $  (2,424)
                                                        ========  ========  ======  ======  =========  ==========  ==========


(in thousands)
                                                         ACCUM
                                                         OTHER                  TOTAL
                                                         COMPRE     ACCUM        S/H
                                                         INCOME    DEFICIT     EQUITY
                                                        --------  ----------  ---------
Balances, June 30, 2001                                 $    95   $(215,750)  $ 15,343
Issuance of p/s & p/s warrants, as amended, net               -           -      8,205
Cancellation of preferred & commons stock warrants            -           -        209
Issuance of common stock warrants, as amended                 -           -      1,296
Beneficial conversion feature on preferred stock              -           -      1,158
Amortization of beneficial conversion feature on p/s          -        (579)       (56)
Exercise of CEO p/s warrants in March 2002                    -           -      5,500
Issuance of common stock under stock purchase plans           -           -        101
Issuance of common stock to Vivant! Corporation               -           -          -
Modification of s/h n/r and other stock option awards         -           -      6,303
Repurchase of common stock                                    -           -        (12)
Reversal of unearned stock-based compensation                 -           -          -
Amortization of stock-based compensation                      -           -      4,032
Foreign currency translation adjustment                     (13)          -        (13)
Net loss                                                      -     (34,372)   (34,372)
                                                        --------  ----------  ---------
Balances, March 31, 2002                                $    82   $(250,701)  $  7,694
                                                        ========  ==========  =========

p/s = preferred stock; s/h = stockholder; n/r = notes receivable; apic = additional paid-in capital

On March 29, 2002, existing investors Warburg Pincus LLC and Sierra Ventures VII, L.P, acquired 550,000 shares of Series A Preferred Stock at a price of $10 per share, for total proceeds of $5.5 million, via the exercise of preferred stock warrants. As of March 31, 2002, the Company had received an aggregate of $18.5 million, with net proceeds of $17.9 million, for 1.9 million shares of Series A Preferred Stock. If the remaining preferred stock warrants and the common stock warrants are exercised, in full for cash, the Company will receive an additional $18.3 million in aggregate proceeds. The Company has no plans to issue additional shares of Series A Preferred Stock, other than upon exercise of the warrants described above. However, the Company has 200,000 additional shares of Series A Preferred Stock authorized for issuance in addition to those already issued or reserved for issuance pursuant to exercise of the warrants.

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

Conversion Rights. Each share of Series A Preferred Stock is convertible into common stock at an initial conversion price of $0.50, or at an initial conversion rate of 20 shares of common stock for each share of Series A Preferred Stock. The conversion rate accretes at a rate of 8.00% per annum, compounded quarterly. The conversion rate is also subject to certain adjustments as set forth in the Company's Certificate of Designation of Series A Preferred Stock, in the event of dilutive stock issuances and in the event the Company incurs litigation- or tax-related expenses in excess of certain limitations. The Series A Preferred Stock may be converted at any time at the election of each holder. The Company may cause all of the shares of Series A Preferred Stock to be automatically converted into common stock at any time after the fifth anniversary of the date of initial issuance of these shares, provided that the common stock has been trading at a value of at least $5.00 for a specified period.

Liquidation Preference. In the event of a transaction involving a dissolution of the Company, the holders of Series A Preferred Stock will be entitled to payment of a liquidation preference equal to the initial purchase price of their shares of Series A Preferred Stock, plus an 8.00% annual rate of return, compounded quarterly, prior to any payment to holders of common stock and other junior securities. In the event of certain transactions involving a change of control of the Company, a liquidation preference equal to the initial purchase price of the Series A Preferred Stock shares held plus an 8.00% rate of return, compounded quarterly, computed over a five-year period is payable to the holders of Series A Preferred Stock, irrespective of when such a transaction occurs.

Voting Rights. Holders of Series A Preferred Stock are generally entitled to one vote for each share of common stock into which their Series A Preferred Stock is convertible. In addition, the Company may not, without the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock:

     - amend or repeal the provisions of the Certificate of Designation of Series A Preferred Stock;
     - enter into a transaction involving a change of control, unless such transaction would result in aggregate consideration paid in respect of all Series A Preferred Stock equal to the original purchase price of these shares, plus an internal rate of return of at least 50%;
     -    authorize  or  issue  any  securities senior to the Series A Preferred
          Stock;
     - issue any debt obligations other than trade debt in the ordinary course of business;
     - pay any dividends on or repurchase any junior securities, subject to certain exceptions;
     - amend the Company's bylaws to increase the authorized number of directors to more than eight; or
     - authorize or issue any shares of any class or series of stock on parity with the Series A Preferred Stock under certain circumstances.

Board Representation. The holders of the Series A Preferred Stock, voting as a separate class, are entitled to elect three members to the Company's Board of Directors. All other directors will be elected by the holders of the common stock and the Series A Preferred Stock voting as a single class. The number of directors appointed by the holders of Series A Preferred Stock is reduced as follows:

     - to two if less than 75% but at least 50% of the shares of Series A Preferred Stock remain outstanding;
     - to one if less than 50% but at least 25% of the shares of Series A Preferred Stock remain outstanding; or
     - to zero, if less than 25% of the shares of Series A Preferred Stock remain outstanding.

Preferred Stock Warrants. The preferred stock warrants are exercisable to purchase up to an aggregate of 1.3 million shares of Series A Preferred Stock at a common stock-equivalent price of $0.50 per share, payable in cash. 50% of the preferred stock warrants expire if not exercised by April 3, 2002, which was thirty days after the appointment of a new permanent Chief Executive Officer. 550,000 of these warrants were exercised by March 31, 2002, 25,000 warrants were exercised prior to expiration and 150,000 warrants were canceled. An additional 575,000 warrants may be exercised for up to one year after issuance, or October 9, 2002.

Common Stock Warrants. Common stock warrants that were issued to the investors are exercisable for up to 6.5 million shares of common stock. Upon exercise of the preferred stock warrants an additional 2.9 million common stock warrants were issued. The Company will issue warrants to purchase an additional 2.9 million shares of common stock if the remaining preferred stock warrants are exercised in full. The common stock warrants have an exercise price of $1.00 per share, which is subject to adjustment if the Company issues securities at less than fair market value and under certain other circumstances. The common stock warrants may be exercised for cash, or on a cashless basis by converting the common stock warrants into a number of shares with a value equal to the spread between the market value of the shares subject to the common stock warrants and the exercise price. In addition, in the event of certain transactions involving a change of control of Evolve, some holders of common stock warrants will have the right to deliver these warrants to us in exchange for payments equal to the market value of such warrants at the time of the change of control transaction, payable in cash or, subject to certain conditions, shares of common stock of Evolve. The common stock warrants have a term of seven years.

In accordance with EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,"" the Company determined, at the time of issuance, that the outstanding warrants to purchase 6.5 million shares of its common stock at $1.00 per share, as well as the contingently issuable warrants to purchase an incremental 6.5 million shares of its common stock at $1.00 per share should be accounted for as a liability, as a result of certain rights of the common stock warrant holders to receive cash instead of stock in the event of a change of control. Accordingly, the outstanding warrants were recorded at fair value, as determined by the Black-Scholes pricing model, at each exercise and reporting period date with any changes in the fair value included in the results of operations. On October 9, 2001, the Company calculated the fair value of these warrants, using the Black-Scholes option pricing model, at approximately $1.5 million and recorded a corresponding liability. On December 31, 2001 and March 31, 2002, the warrants were revalued using the Black-Scholes pricing methodology. For the quarter ended March 31, 2002, the Company recognized a recovery of approximately $1.7 million in expense, recognized in the previous quarter, related to the decrease in the fair value of the warrants. For the nine months ended March 31, 2002, the net revaluation expense was $15,000. These amounts are included in other income in the Company's consolidated statement of operations for the three- and nine-months ended March 31, 2002. The assumptions used to value the common stock warrants were a risk-free rate of 4.7%, a dividend yield of 0%, volatility of 89% and a term of seven years.

On March 29, 2002, certain common stock warrants were amended to eliminate the optionholders' right to demand cash upon a change of control. As a result, the $1.4 million fair value of the affected common stock warrants was reclassified from a liability to additional paid-in capital, leaving a liability balance of $147,000 at March 31, 2002 for the fair value of the 1,250,000 common stock warrants that were not amended. These warrants will continue to be revalued at each reporting period date and any changes in fair value will be included in the results of operations. Additionally, certain preferred stock and preferred stock warrant holders waived the mandatory redemption feature of the Series A Preferred Stock, allowing $8.6 million to be reclassified into permanent equity, leaving a balance of $1.5 million of redeemable convertible preferred stock and preferred stock warrants outside of permanent equity at March 31, 2002.

Beneficial  Conversion  Feature
At issuance on October 9, 2001, the Company allocated the net proceeds from the issuance of the Series A Preferred Stock on a pro-rata basis as required by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," between the preferred stock and the preferred stock warrants, after deduction of the fair value of the common stock and contingent common stock warrants. The fair value of the preferred stock warrants was determined based on the Black-Scholes option pricing model and the following assumptions: contractual term of one year, a risk free interest rate of 4.7%, a dividend yield of 0% and volatility of 89%. As a result, the preferred stock warrants were deemed to have an embedded beneficial conversion of approximately $1.2 million, which was recorded as an increase in additional paid-in capital and a reduction in the carrying value of the preferred stock warrant. In accordance with EITF 00-27, "Application of EITF Issued No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments," the beneficial conversion feature is being amortized over the term of the preferred stock warrant of one year, resulting in a deemed dividend for the three- and nine- months ended March 31, 2002 of $212,000 and $579,000, respectively.

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

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our future financing needs, our future revenue growth prospects and our expense projections for future periods. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section below entitled "Factors That May Affect Future Results of Operations." You should carefully review these risks as well as the discussion of risks and uncertainties contained in our Annual Report on Form 10-K/A under the caption "Business-Factors That May Affect Future Results." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect subsequent events or circumstances after the date of this document.

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

We have licensed our solution to over one hundred customers who have collectively purchased it to manage over 96,000 professionals. Our customers include professional services firms such as EDS and Sogeti (division of Cap Gemini SA), high tech professional services organizations at companies such as Sun Microsystems, Novell and Cognos and corporate IT organizations in companies such as DaimlerChrysler Services, American Electric Power, Pershing Technologies (a Credit Suisse First Boston Company), Autodesk and Fleet Financial.

Evolve was founded in February 1995. From our inception through December 1998, our activities, funded by the venture capital we raised, consisted primarily of building our business infrastructure, recruiting personnel and developing our software and service offerings. Our Evolve solution was first made commercially available in early 1999. We recognized our first revenues from the Evolve solution during the quarter ended March 31, 1999. We have incurred net losses and negative cash flows from operations since inception. Our accumulated deficit at March 31, 2002, was $250.7 million.

RESULTS  OF  OPERATIONS

REVENUES

Total revenues were $3.5 million for the three months ended March 31, 2002, compared with revenues of $11.3 million for the comparable 2001 period, representing a 69% decrease in total revenues. Total revenues were $9.4 million for the nine months ended March 31, 2002, compared with revenues of $27.5 million for the comparable 2001 period, representing a 66% decrease in total revenues. For the quarter ended March 31, 2002, revenue from two customers accounted for 21% of total revenues. For the quarter ended March 31, 2001, revenue from two customers accounted for 33% of total revenues.

The decrease in revenues is attributable to our effort to diversify our client base to include global services companies, services divisions of technology companies and Corporate IT organizations in Global 2000 companies and a concurrent loss of revenues from our traditional client base of internet-focused technology-oriented consultants and design and integration services providers. The more recently targeted types of companies generally have extended sales cycles. Additionally, sales across all customer segments have been impacted by the recent downturn in the economy and reductions in corporate capital and IT spending.

We classify our revenues as either Solutions revenues or Subscriptions revenues. Solutions revenues consist principally of software licenses and implementation services while Subscriptions revenues consist principally of maintenance subscriptions and application service provider ("ASP") fees. For the three months ended March 31, 2002, Solutions and Subscriptions revenues were $2.0 million or 58% of total revenues and $1.5 million, or 42% of total revenues, respectively. For the three months ended March 31, 2001, Solutions revenues and Subscriptions revenues were $8.8 million, or 79% of total revenues, and $2.4 million, or 21% of total revenues, respectively. For the nine months ended March 31, 2002, Solutions revenues and Subscriptions revenues were $5.4 million, or 57% of total revenues, and $4.0 million, or 43% of total revenues, respectively. For the nine months ended March 31, 2001, Solutions revenues and Subscriptions revenues were $20.3 million, or 74% of total revenues, and $7.1 million, or 26% of total revenues, respectively. We are actively encouraging our ASP customers to convert to a self-host environment and anticipate that future ASP revenues will be minimal.

COST  OF  REVENUES

Our cost of revenues includes the costs directly associated with our Solutions and Subscriptions revenues, including stock-based compensation. The cost of our Solutions revenues consists principally of payroll-related costs for employees and consultants involved in providing services for implementation, training and consulting; royalties due to third-parties for integrated third-party technology; and, to a lesser extent, printing costs of product documentation, duplication costs for software media and shipping costs. Cost of Subscriptions revenues consists primarily of the payroll-related costs for employees involved in providing support services to customers under maintenance contracts as well as payroll costs for employees and consultants involved in providing services for implementation, training and consulting for our ASP customers. Cost of Subscriptions revenues also includes hosting fees required to service our ASP customers.

Total cost of revenues, excluding stock-based compensation, was $1.2 million for the three months ended March 31, 2002, compared with $4.6 million for the three months ended March 31, 2001, representing a 75% decrease. As a percentage of total revenues, total cost of revenues, excluding stock-based compensation, was 34% and 41% for the quarters ended March 31, 2002 and 2001, respectively. Total cost of revenues, excluding stock-based compensation, was $4.3 million for the nine months ended March 31, 2002, compared with $13.1 million for the nine months ended March 31, 2001, representing a 67% decrease in cost of revenues. As a percentage of total revenues, total cost of revenues, excluding stock-based compensation, was 46% and 48% for the nine months ended March 31, 2002 and 2001, respectively.

Cost of Solutions revenues was $879,000 and the cost of Subscriptions revenues was $286,000 for the three months ended March 31, 2002. Cost of Solutions revenues was $3.3 million and the cost of Subscriptions revenues was $1.2 million for the quarter ended March 31, 2001. As a percentage of Solutions revenues, cost of Solutions revenues was 44% and 38% for the quarters ended March 31, 2002 and 2001, respectively. As a percentage of Subscriptions revenues, cost of Subscriptions revenues was 19% and 52% for the quarters ended March 31, 2002 and 2001, respectively. Cost of Solutions revenues was $3.2 million and cost of Subscriptions revenues was $1.1 million for the nine months ended March 31, 2002. Cost of Solutions revenues was $9.5 million and cost of Subscriptions revenues was $3.6 million for the nine months ended March 31, 2001. As a percentage of Solutions revenues, cost of Solutions revenues was 60% and 47% for the nine months ended March 31, 2002 and 2001, respectively. As a percentage of Subscriptions revenues, cost of Subscriptions revenues was 27% and 51% for the nine months ended March 31, 2002 and 2001, respectively.

The decrease in cost of Solutions revenues, in absolute terms. was primarily attributable to the decreased costs associated with employees and third-party consultants involved in providing implementation, training and consulting services to our customer base. The number of employees in our services organization decreased by 85% from March 31, 2001, to March 31, 2002. The decrease in cost of Subscriptions revenues was primarily due to decreased payroll costs for employees and third-party consultants involved in providing support services to customers under maintenance and application subscription contracts. We are seeking to reduce our cost of Solutions revenues by having our customers engage third-parties to provide a substantial portion of services related to our applications.

OPERATING  EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and stock-based compensation, as well as the costs of advertising, public relations, website development, trade shows, seminars, promotional materials and other sales and marketing programs. Additionally, sales and marketing expenses include costs of service personnel that have not been treated as part of cost of revenues. Sales and marketing expenses, excluding stock-based compensation, decreased by 69% to $3.3 million for the quarter ended March 31, 2002, from $10.4 million for the quarter ended March 31, 2001. Sales and marketing expenses, excluding stock-based compensation, decreased by 65% to $11.5 million for the nine months ended March 31, 2002, from $32.5 million for the nine months ended March 31, 2001. The decrease in sales and marketing expenses resulted primarily from significant workforce reductions beginning during the quarter ended June 30, 2001, and continuing through the quarter ended December 31, 2001, and a decrease in advertising and marketing initiatives. The number of employees in our sales and marketing organization decreased by 65% from March 31, 2001, to March 31, 2002. We expect that the level of sales and marketing expenses will remain stable in the next quarter. However, management will continue to focus on managing expenses and will invest or reduce expenses as deemed appropriate.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel and related costs, including stock-based compensation, associated with our product development efforts, including fees paid to third-parties for engineering consulting services. Research and development expenses, excluding stock-based compensation, decreased 60% to $2.8 million for the three months ended March 31, 2002, from $7.0 million for the three months ended March 31, 2001. Research and development expenses, excluding stock-based compensation, decreased 37% to $9.3 million for the nine months ended March 31, 2002, from $14.8 million for the nine months ended March 31, 2001. The decrease in research and development expenses related primarily to a decreased reliance on third-party consultants and our workforce reductions. The number of employees, in our research and development organization, decreased by 42% from March 31, 2001, to March 31, 2002. The reduction in headcount includes the closure of our India office and the discontinuance of our development efforts to support our ASP business. We expect that the absolute dollar amount of research and development expenses will remain stable in the next quarter. However, management will continue to focus on managing expenses and will invest or reduce expenses as deemed appropriate.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee salaries and expenses, including stock-based compensation related to executive, finance and administrative personnel, bad debt expense, and professional service fees. General and administrative expenses, excluding stock-based compensation, decreased 43% to $1.8 million for the three months ended March 31, 2002, from $3.1 million for the three months ended March 31, 2001. General and administrative expenses, excluding stock-based compensation, decreased 29% to $5.9 million for the nine months ended March 31, 2002, from $8.3 million for the nine months ended March 31, 2001. The decrease in general and administrative expenses resulted primarily from our workforce reductions and a decrease in bad debt expense. The number of employees in our general and administrative organization decreased by 56% from March 31, 2001, to March 31, 2002. We expect that general and administrative expenses will remain stable in the next quarter. However, management will continue to focus on managing expenses and will invest or reduce expenses as deemed appropriate.

STOCK-BASED AND RELATED COMPENSATION CHARGES. We incurred stock-based compensation in connection with stock option grants and sales of restricted stock to our employees at exercise or sales prices below the deemed fair market value of our common stock for accounting purposes, as a result of amending certain stockholder loans and accelerated vesting rights granted to terminated executives and as a result of stock options issued to employees in November 2001 in conjunction with the initiation of a stock exchange program beginning January 2002. Based on the remaining balances at March 31, 2002, our results from operations will include stock-based compensation expense, at a minimum, through 2004. We recorded stock-based charges of $2.1 million and $3.9 million for the three months ended March 31, 2002, and March 31, 2001, respectively. We recorded stock-based charges of $11.2 million and $20.5 million for the nine months ended March 31, 2002, and March 31, 2001, respectively. Stock-based charges are amortized on an accelerated basis and the decrease in stock-based amortization resulted primarily from the resulting decline in the cost over time. Additionally, amortization previously taken on an accelerated basis was reversed for employees participating in the options exchange program and employee terminations in the prior quarters reduced current quarter charges.

In October 2001, the Board of Directors voted to modify existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, from thirty days to fifteen months after the date of termination. The loans are secured only by the underlying stock, which they were used to purchase. As a result, outstanding stockholder loans and related interest were revalued to their net realizable value of $0.21 per share at March 28, 2002, resulting in charges of $710,000 and $7.1 million for the three and nine months ended March 31, 2002, respectively. Until they are repaid the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

Amortization of stock-based compensation and the stockholder loan revaluation consisted of the following (in thousands):

                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                           MARCH 31,                MARCH 31,
                                    -----------------------  ----------------------
                                       2002         2001        2002        2001
                                    -----------  ----------  ----------  ----------
Cost of revenues:
  Solutions
    Stock-based charges             $      138   $      394  $       -   $    1,760

Operating expenses
  Sales and marketing
    Stock-based charges                    448          578        423        5,480
    Stockholders' loan revaluation          99            -      1,980            -
  Research and development
    Stock-based charges                   (629)         671       (258)       3,627
    Stockholders' loan revaluation         166            -      1,569            -
  General and administrative
    Stock-based charges                  1,452        2,220      3,866        9,638
    Stockholders' loan revaluation         445            -      3,571            -

                                    -----------  ----------  ----------  ----------
  Totals                            $    2,119   $    3,863  $  11,151   $   20,505
                                    ===========  ==========  ==========  ==========

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. In connection with the acquisition of certain assets of Vivant! Corporation on June 29, 2001, and, with the assistance of an independent valuation, we recorded $2.2 million for developed technology, $717,000 for goodwill and $187,000 for acquired workforce. Additionally, in connection with the acquisition of InfoWide, Inc., on March 31, 2000, we recorded $32.6 million in goodwill, purchased technology and other intangible assets including in-process technology of $3.1 million. During the quarter ended June 30, 2001, our goodwill and other intangibles were substantially reduced because of the write-off of $18.1 million resulting from the impairment of all the intangible assets that remained from the InfoWide acquisition. As a result of the acquisition of Vivant and the write-off of InfoWide, charges for the amortization of goodwill and other intangible assets declined to $359,000 for the quarter ended March 31, 2002, from $2.7 million for the three months ended March 31, 2001. We recorded charges for amortization of goodwill and other intangible assets of $1.2 million and $8.0 million for the nine months ended March 31, 2002 and March 31, 2001, respectively. We amortize goodwill and other intangible assets over periods not exceeding thirty-six months.

We will adopt SFAS No. 142 effective July 1, 2002, which will result, among other items, in no longer amortizing our existing goodwill. Other than goodwill and acquired workforce in place, which will be subsumed into goodwill on adoption, all identifiable intangible assets will continue to be amortized in accordance with SFAS No. 142. We are currently reviewing the impact of the adoption of SFAS No. 142, including the transition impairment tests. The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle.

RESTRUCTURING CHARGES, NET. We incurred restructuring charges in connection with cost reductions implemented in the quarter ended June 30, 2001 through the quarter ended December 31, 2001. For the three months ended March 31, 2002, we recorded a reversal of $21,000 as a result of the sale of fixed assets previously written-off. For the nine months ended March 31, 2002, we recorded net restructuring charges of $583,000. These charges were comprised of severance and related benefit charges of $1.8 million, the impairment of certain fixed assets of $605,000 and a net reversal of $1.8 million of facilities charges resulting from the reversal of previously accrued charges of $2.2 million relating to excess headquarters' space, partially offset by $316,000 relating to the closure of our India research facility.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was $1.6 million and $446,000 for the quarter ended March 31, 2002 and 2001, respectively. The increase resulted primarily from the recovery of common stock warrant charges of $1.7 million recorded in the prior quarter and partially offset by a decline in interest income because of our reduced cash balance and lower bank interest rates, which resulted in a $542,000 interest income reduction. Other income (expense), net was $101,000 and $2.2 million for the nine months ended March 31, 2002 and 2001, respectively. The decrease resulted primarily from a $2.1 million reduction in interest income.

BENEFICIAL CONVERSION OF PREFERRED STOCK. We recorded a dividend charge of $212,000 for the quarter ended March 31, 2002, in respect of a beneficial conversion feature associated with the sale of 1,300,000 shares of our Series A Preferred Stock in October 2001. The remaining beneficial conversion feature balance of $579,000 will be amortized evenly over each of the next two quarters.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used in operating activities for the nine months ended March 31, 2002, was $23.3 million compared with net cash used for operating activities of $40.4 million for the same prior year period. Cash used for operating activities for the nine months ended March 31, 2002, resulted primarily from a net loss of $34.4 million and a net decrease in assets and liabilities of $5.1 million, partially offset by stock-based charges and write-down of stockholder loans of $11.2 million, amortization and depreciation of $3.9 million, and restructuring charges of $1.1 million. Cash used for operating activities for the nine months ended March 31, 2001, resulted primarily from a net loss of $67.5 and a net decrease in assets and liabilities of $4.3 million, offset by amortization and depreciation of $10.8 million and stock-based charges of $20.5 million.

Net cash used by investing activities for the nine months ended March 31, 2002, was $252,000 compared with net cash used by investing activities of $14.3 million for the same prior year period. Cash used by investing activities for the nine months ended March 31, 2002, resulted primarily from the purchase of short-term investments of $532,000 and a commitment of restricted cash of $2.9 million to support our Emeryville lease, partially offset by the maturity of $3.4 million of short-term investments. Cash used by investing activities for the nine months ended March 31, 2001, resulted primarily from the purchase of $22.0 million of short-term investments, the purchase of property and equipment of $8.1 million and the purchase of intangibles of $700,000, partially offset by the maturity of $14.5 million of short-term investments and the release of restricted cash of $2.0 million related to our Emeryville lease.

Net cash provided by financing activities for the nine months ended March 31, 2002, was $15.9 million compared with net cash provided by financing activities of $62.0 million for the same prior year period. Cash provided from financing activities for the nine months ended March 31, 2002, resulted primarily from the net proceeds of preferred stock issuances of $17.9 million, partially offset by principal payments on our bank credit facility of $1.6 million and payments of capital lease obligations of $476,000. Net cash provided by financing activities for the nine months ended March 31, 2001, resulted principally from the net proceeds of our initial public offering of $46.5 million and to a lesser extent preferred and common stock issuances of $15.2 million, proceeds from debt issuance of $4.8 million, partially offset by debt repayments of $4.0 million and capital lease obligations of $539,000.

At March 31, 2002, we had cash and cash equivalents of $12.2 million and $2.9 million in long-term restricted cash. Pursuant to the term loan facility, we are required to meet certain financial covenants, including maintaining a minimum balance of $8.0 million in cash and cash equivalents, including restricted cash.

On November 13, 2001, we revised an existing credit arrangement and signed an amended Loan and Security Agreement to restructure our excess credit facilities, to obtain a waiver of certain defaults under the credit arrangement and to reduce the line-of-credit to $2.9 million and the term loan credit facility to $4.4 million with interest accruing at the rate of the bank's prime rate plus 0.75% and 1.00%, respectively. At March 31, 2002, these rates were 5.50% and 5.75%, respectively. As of March 31, 2002, we had utilized $4.8 million of the term loan credit facility and had repaid $1.6 million. The loan will be fully repaid by July 1, 2003. Both the line-of-credit and the term loan credit facility are collateralized by all of our assets, including intellectual property, except for previously leased equipment. In connection with the loan amendment the bank approved new financial covenants for the periods commencing October 1, 2001. Under these covenants, we are required to: (1) maintain at all times a minimum bank liquidity ratio of 1.50 to 1.00, reducing to a ratio of
1.25 to 1.00 on January 31, 2002, (the cash component of this ratio is required to be held at the bank); (2) beginning with the month ending December 31, 2001, maintain on a monthly basis the greater of (a) a minimum company liquidity ratio of 1.75 to 1.00 or (b) $14,000,000 in unrestricted cash (unrestricted cash will include any restricted cash held by the bank) reducing to $8,000,000 on January 31, 2002; (3) beginning with the month ending December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00; and (4) meet a milestone covenant of obtaining at least $10,000,000 in new equity from investors acceptable to the bank by October 15, 2001.

We  were  in  violation  of  the  maximum leverage ratio financial covenant from
December 2001 through February 2002. However, we received a waiver of all defaults in March 2002. On April 19, 2002, we signed a first amendment to the amended and restated Loan and Security Agreement, which amended certain financial covenants. In connection with the amendment, the bank approved new financial covenants commencing April 1, 2002. Under the new covenants, we are required to: (1) maintain at all times a minimum bank liquidity ratio of not less than 1.25 to 1.00; (2) maintain, at all times, unrestricted cash (unrestricted cash will include any restricted cash held by the bank) of not less then $8,000,000; and (3) maintain minimum revenue targets which increase quarterly.

At March 31, 2002, we were in compliance with all amended covenants. Based on our current operating plan, we believe we will maintain compliance with the foregoing covenants in the foreseeable future.

We have a facility lease agreement for our Emeryville headquarters, which commenced upon possession of the facility in July 2000 and has a term of seven years. As part of this agreement, we are required to maintain a letter-of-credit in favor of the lessor totaling approximately $2.9 million, collateralized by an equal amount of cash deposits, which we have classified as restricted cash.

Future minimum lease payments under our headquarters' lease, including those previously accrued under restructuring charges, and minimum required payments under our bank facility were as follows as of March 31, 2002 (in thousands):

                     HEADQUARTERS'     BANK
YEAR ENDED JUNE 30,      LEASE       FACILITY    TOTAL
-------------------  --------------  ---------  -------
2002-Q4              $          621  $     594  $ 1,215
2003                          2,530      2,376    4,906
2004                          1,260        198    1,458
2005                          1,259          -    1,259
2006                          1,295          -    1,295
2007                          1,332          -    1,332
2008                             74          -       74
-------------------  --------------  ---------  -------
TOTAL PAYMENTS       $        8,371  $   3,168  $11,539
===================  ==============  =========  =======

We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements through the end of the current fiscal year.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following are critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements.

REVENUE  RECOGNITION

We derive revenues from fees for licenses and implementation services ("Solutions revenue") and fees from maintenance, application service provider ("ASP") and subscription agreements ("Subscriptions revenue"). We recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." We also follow the provisions of the Securities Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements."

Under SOP 97-2 as amended, we recognize revenues when all of the following conditions are met:

     -    when persuasive evidence of a customer agreement exists;
     - the delivery of the product or service subject to the agreement has occurred;
     -    the  associated  fees  are  fixed  or  determinable;  and
     -    we  believe  that  collection  of  these  fees  is reasonably assured.

We have established vendor specific objective evidence of fair value for certain services. Our implementation services are considered essential to the functionality of our software because we do not have significant experience of third party consultants implementing our software at customer sites. We are investing in our partner strategy and expect, in the near future, to have our customers to have the ability to purchase implementation services from trained and certified partners. In the meantime, our implementation services are essential to the functionality of the software and, for those contracts where the services are reasonably estimable, the license and services revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method. Labor hours incurred are used as the measure of progress towards completion. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. In the future, if our implementation services are no longer considered essential to the functionality of the license, our revenue recognition will be accelerated under these arrangements with license revenue being recorded upon delivery assuming all other criteria are met. In cases where a sale of a license does not include implementation services (e.g., a sale of additional seats or a sale of product to be implemented by a third party), revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met.

We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancellation have expired.

Our customer agreements typically include arrangements for maintenance services to be provided by us. Generally, we have vendor specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In those cases where first year maintenance revenue is included in the license fee, we defer the fair value of the first year maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided, which is generally twelve months.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

We make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Specifically, we analyze our accounts receivable and historical bad debt pattern, customer concentrations, customer credit-worthiness, current economic and industry trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. We will continue to monitor our customers' ability to pay throughout the term of the applicable arrangements and will adjust the provision for bad debt allowance or defer revenue recognition, as appropriate. These estimates could change if actual results differ materially from those estimates based on more accurate information in the future.

CONTINGENCIES

Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation we are unable, at this time, to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. As additional information becomes available, we will assess the potential liability related to our pending litigation.

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

We are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We have recorded significant impairment charges for goodwill and intangible assets in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material. As of March 31, 2002, we are carrying balances of $538,000 relating to goodwill, $2.0 million relating to acquired technologies, and $47,000 relating to other intangible assets.

We will adopt SFAS No. 142 effective July 1, 2002, which will result, among other items, in no longer amortizing our existing goodwill. Other than goodwill and acquired workforce in place, which will be subsumed into goodwill on adoption, all identifiable intangible assets will continue to be amortized in accordance with SFAS No. 142. We are currently reviewing the impact of the adoption of SFAS No. 142, including the transition impairment tests. The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle.

ACCOUNTING  FOR  INCOME  TAXES

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which these deferred tax assets will be recoverable. Should we determine that we would be able to realize our deferred tax asset in the foreseeable future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  OF  OPERATIONS

OUR FUTURE OPERATING RESULTS MAY NOT MEET OUR CURRENT EXPECTATIONS DUE TO MANY FACTORS, AND ANY OF THESE COULD CAUSE OUR STOCK PRICE TO FALL.

We believe that year-over-year comparisons of our operating results are not a good indication of future performance. It is likely that in some future years our operating results may be below the expectations of public market analysts and investors because of factors beyond our control and, as a result, the price of our common stock may fall.

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

WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AT THEIR CURRENT LEVELS IN FISCAL 2003 AND SUCH FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

We may require additional capital to fund our business operations. The rate at which our capital is utilized is affected by the level of our fixed expenses (including employee related expenses and expenses relating to real estate) and variable expenses. Substantial capital has been used to fund our operating losses. Since inception, we have experienced negative cash flows from operations and expect to experience negative cash flows from operations in the near term. As a result, we may require additional financing to meet our operating requirements. Of our cash and cash equivalents balance of $12.2 million, $3.2 million is held under a term loan facility. The term loan facility could be called by the lender, if we do not meet certain financial covenants, including a minimum cash balance covenant. If we must seek additional capital investment, we cannot assure that such capital will be available on acceptable terms, if at all. Additional capital may be required if one or more of the following occur:

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

Any additional shares of our capital stock that we may issue in any financings may result in additional dilution, which may be substantial. If we need additional funds and cannot raise them on acceptable terms, we may not be able to continue our operations at the current level or at all.

WE HAVE INCURRED LOSSES SINCE INCEPTION, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

We have incurred net losses and losses from operations since our inception in 1995, and we may not be able to achieve profitability in the future. As of March 31, 2002, we had an accumulated deficit of approximately $250.7 million. Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business. Despite recent cost reductions, we expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As is the case with many enterprise software companies, we experienced a severe decline in revenues during the 2001 calendar year and we may experience further declines or insufficient revenue growth in future periods. As a result, we expect to experience continued losses and negative cash flows from operations.
If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

REDUCTIONS IN CAPITAL SPENDING BY CORPORATIONS COULD REDUCE DEMAND FOR OUR PRODUCTS.

Historically, corporations and other organizations have tended to reduce or defer major capital expenditures in response to slower economic growth or recession. Market analysts have observed a significant reduction in the growth of corporate spending on information technology projects, which may be due to a growing reluctance by prospective customers to commit to large-scale capital expenditures for information technology projects or which may be in response to the current economic slowdown. To the extent that such reduction is due to customer wariness of investing in large-scale information technology projects, we may experience further constraints on our ability to price our offerings at forecasted levels, or we may have to offer payment terms, which would delay our ability to recognize revenue. To the extent that current economic uncertainty persists, some of the prospective customers in our current sales pipeline could choose to postpone or reduce orders for our products, or may delay implementing our solutions within their organizations. In addition, existing customers seeking to reduce capital expenditures may cancel or postpone plans to expand use of our products in additional operating divisions, or may defer plans to purchase additional modules of our solutions. Any of the foregoing would have an adverse impact on our revenues and our operating results, particularly if the current period of volatility in the stock market and the general economy is prolonged.

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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND COMPETITION COULD HARM OUR ABILITY TO SELL PRODUCTS AND SERVICES AND REDUCE OUR MARKET SHARE.

Competition could seriously harm our ability to sell additional software solutions and subscriptions on prices and terms favorable to us. The markets for our products are intensely competitive and subject to rapidly changing technology. We currently compete against providers of automation solutions for professional services organizations, such as Novient, Changepoint and Niku as well as providers of enterprise application software such as Peoplesoft, Siebel and Oracle. Companies in each of these areas may expand their technologies or acquire companies to support greater professional services automation functionality and capabilities. In addition, "in-house" information technology departments of potential customers have developed or may develop systems that substitute for some of the functionality of our product line.

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

WE MAY NOT BE ABLE TO INCREASE OUR REVENUES OR MANAGE OUR OPERATING EXPENDITURES AND WE MAY NEED TO IMPLEMENT ADDITIONAL RESTRUCTURING ACTIVITIES.

We are attempting to increase our revenues through marketing initiatives as well as increasing the scope of our customer base to include Global 2000 companies and internal IT organizations. We will need this revenue growth to meet our cash flow breakeven targets. Because of market uncertainties and a highly competitive environment, we cannot be certain we will achieve these targets.

In response to the current uncertain economic environment and volatility in the public equity markets, we implemented significant measures designed to reduce our operating expenses and enhance our ability to attain operating profitability. For example, from the quarter ended March 31, 2001 compared with the quarter ended March 31, 2002, we reduced our non stock-based recurring departmental expenses 64% from $25.1 million to $8.9 million.

In order to achieve operating profitability, we will need to achieve our revenue growth targets and maintain the foregoing cost savings in future quarters. If our revenue growth targets cannot be achieved, we would be forced to seek expense reductions, which may not be achievable. Any of these developments could impede our ability to achieve profitable operations.

WE REDUCED OUR WORKFORCE DURING CALENDAR YEAR 2001, AND, IF WE FAIL TO MANAGE THIS REDUCTION IN WORKFORCE, OUR ABILITY TO GENERATE NEW REVENUE, ACHIEVE PROFITABILITY AND SATISFY OUR CUSTOMERS COULD BE HARMED.

We reduced our workforce during calendar year 2001 after growing significantly the first half of fiscal year 2001 and in previous years. Any failure to manage this reduction in workforce could impede our ability to increase revenues and achieve profitability. We reduced our number of employees from 326 at June 30, 2000, to 131 as of March 31, 2002.

Since we reduced our sales force headcount in order to reduce expenses, our sales capacity is reduced which may impact our revenue growth and our ability to attract qualified sales professionals for future expansion. Since we reduced our service employee headcount, including our consulting services, training and technical support personnel, we may not be able to provide the same level of customer responsiveness or expertise, and customer satisfaction may be impacted as a result.

In  order  to  manage  our  reduced  workforce,  we  must:

     -    hire,  train  and  integrate  new  personnel in response to attrition;
     -    continue  to  augment  our  management  information  systems;
     - manage our sales and services operations, which are in several locations; and
     -    expand  and  improve  our  systems  and  facilities.

ANY INABILITY TO RETAIN SENIOR EXECUTIVE OFFICERS AND ADDITIONAL PERSONNEL COULD AFFECT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

Our future performance will depend, in significant measure, on the ability of our recently appointed executive officers to work effectively with other members of our management team as well as key employees, customers and partners. In addition, if we are unable to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, services and support, our ability to grow our business could be affected. The loss of the services of our key engineering, sales, services or marketing personnel would harm our operations. For instance, loss of sales and customer service representatives could harm our relationship with the customers they serve, loss of engineers and development personnel could impede the development of product releases and enhancements and decrease our competitiveness, and departure of senior management personnel could result in a loss of confidence in our company by customers, suppliers and partners. None of our key personnel is bound by an employment agreement, and we do not maintain key person insurance on any of our employees. Because we, like many other technology companies, rely on stock options as a component of our employee compensation, if the market price of our common stock decreases or increases substantially, some current or potential employees may perceive our equity incentives as less attractive. In that case, our ability to attract and retain employees may be adversely affected.

IF WE FAIL TO EXPAND OUR RELATIONSHIPS WITH THIRD-PARTY RESELLERS AND INTEGRATORS, OUR ABILITY TO GROW REVENUES COULD BE HARMED.

In order to grow our business, we must establish, maintain and strengthen relationships with third-parties, such as information technology ("IT") consultants and systems integrators as implementation and resell partners, and hardware and software vendors as marketing partners. If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, these parties may offer products of other companies, including products that compete with our products. Our contracts with third-parties may not require these third-parties to devote resources to promoting, selling and supporting our solutions. Therefore, we may have little control over these third-parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships, or that, even if we are able to develop such relationships, these third-parties will perform adequately.

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

WE  CONTINUE  TO  OPERATE  INTERNATIONALLY,  BUT  WE  MAY  ENCOUNTER A NUMBER OF
PROBLEMS  IN  DOING  SO  WHICH  COULD  LIMIT  OUR  FUTURE  GROWTH.

We may not be able to successfully market, sell, deliver and support our products and services internationally. Any failure to build and manage effective international operations could limit the future growth of our business. Expansion into international markets will require significant management attention and financial resources to open additional international offices and hire international sales and support personnel. Localizing our products is difficult and may take longer than we anticipate because of difficulties in translation and delays we may experience in recruiting and training international staff. We are in the process of enhancing local versions of our products, and we have limited experience in marketing, selling and supporting our products and services overseas. Doing business internationally involves greater expense and many additional risks, particularly:

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

Many of our communications and hosting systems do not have backup systems capable of mitigating the effect of service disruptions. This requires that we provide continuous and error-free access to our systems and network infrastructure. We rely on third-parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host applications for our customers who purchased our solutions on an ASP basis. We also rely on third-party communications services providers for the high-speed connections that link our Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

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

RISKS  RELATED  TO  OUR  STOCK

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES HAVE SIGNIFICANT CONTROL OVER US AND MAY APPROVE OR REJECT MATTERS CONTRARY TO YOUR VOTE OR INTERESTS.

As of April 30, 2002, our executive officers and directors together with their affiliates beneficially own, or have rights to acquire, an aggregate of approximately 67.3% of our outstanding capital stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, even if other stockholders disagree. In particular, Warburg Pincus Private Equity VIII, L.P. ("Warburg") owns or has the right to acquire securities with voting power equivalent to 52.7% of our outstanding capital stock. Furthermore, certain actions that we may wish to undertake require the consent of holders of a majority of our outstanding shares of Series A Preferred Stock, voting as a separate class. These actions include authorization and sale of certain senior securities, certain transactions involving a change of control of Evolve, the incurrence of significant indebtedness and the payment of dividends. With respect to these and other matters, the interests of the holders of our Series A Preferred Stock will not necessarily be identical to those of holders of our common stock. For instance, in the event of certain change of control transactions, the holders of Series A Preferred Stock are entitled to payment of a liquidation preference prior to payment of any consideration to the holders of our common stock. This may cause the holders of Series A Preferred Stock generally, and Warburg in particular, to favor or oppose a merger or sale of the Company or its assets in circumstances where many holders of common stock have a contrary desire. In such an instance, we may not be able to pursue a transaction even if it is supported by many or most holders of our common stock. Alternatively, we may pursue a transaction that is not supported by, or may be detrimental to, the holders of our common stock.

THE  SALE  OF  A  SUBSTANTIAL  NUMBER  OF SHARES OF COMMON STOCK COULD CAUSE THE
MARKET  PRICE  OF  OUR  COMMON  STOCK  TO  DECLINE.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market. As of April 30, 2002, we had 44,836,414 shares of common stock outstanding. Of these shares, 44,174,546 were freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 or S-8/S-3 prospectus delivery requirements, and, in some cases, only to either manner of sale, volume, or notice requirements of Rule 144 under the Securities Act of 1933, as amended. An additional 661,868 shares will become eligible for sale, subject only to the manner of sale requirements of Rule 144, as our right to repurchase these shares lapses over time with the continued employment by Evolve of these stockholders. As of April 30, 2002, we also had 16,533,939 shares subject to outstanding options under our stock option plans (plus 15,000 options issued outside of any plan), and 3,869,864 shares are available for future issuance under these plans. We have registered a portion of the shares of common stock subject to outstanding options and reserved for issuance under our stock option plans and 1,778,793 remaining shares of common stock are reserved for issuance under our 2000 Employee Stock Purchase Plan. Accordingly, shares underlying vested options will be eligible for resale in the public market as soon as they are purchased. We also have 1,875,000 shares of Series A Preferred Stock outstanding, which are convertible into a maximum of 41,771,372 shares of common stock, inclusive of all known anti-dilutive adjustments. As of April 30, 2002, we also had warrants outstanding to purchase a total of 9,379,167 shares of our common stock and warrants to purchase up to 575,000 shares of Series A Convertible Preferred Stock, which in turn is convertible to up to 12,809,887 shares of common stock, inclusive of all known anti-dilutive adjustments. If all the warrants for the Series A Convertible Stock are exercised, an additional common stock warrant for up to 3,202,472 shares of our common stock will be issued, inclusive of all known anti-dilutive adjustments.

NASDAQ  LISTING  MAY  BE  AT  RISK.

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

INTEREST  RATE  RISK

At March 31, 2002, we had cash, cash equivalents, restricted cash, and investments of $15.1 million. Included in this balance is $2.9 million in long-term restricted cash. Declines in interest rates over time would reduce our interest income. Interest rate fluctuations would also affect interest paid on our line-of-credit and term loan credit facility.

Funds in excess of current operating requirements are invested in money-market accounts. Because of the nature of our investments, we have concluded that there is no material market risk exposure at March 31, 2002. Therefore, no quantitative tabular disclosures are presented.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. We are defending two claims filed by early customers; one an action filed in the federal district court in Massachusetts and the other an action filed in federal district court in California. Both cases allege a variety of claims including that the software and services purchased from us did not satisfy certain contractual obligations and that we engaged in practices that they allege were unfair or misrepresentative. Both of these proceedings are still in the early stages of litigation; therefore, it is not possible to estimate the outcome of these contingencies.

In November 2001, a complaint seeking class action status was filed, against us, in the United States District Court for the Southern District of New York. The complaint is purportedly brought on behalf of all persons who purchased our common stock from August 9, 2000, through December 6, 2000. The complaint names as defendants some of our former and current officers, and several investment banking firms that served as managing underwriters of our initial public offering. Among other claims, the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for our initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for alleged excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. We are aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. No specific amount of damages is claimed in the complaint involving our initial public offering. We intend to contest the claims vigorously. We are unable, at this time, to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

SERIES  A  PREFERRED  STOCK  FINANCING

On March 29, 2002 Warburg Pincus LLC and Sierra Ventures VII, L.P. and/or their affiliates acquired 550,000 shares of Series A Preferred Stock at a price of $10 per share, for total proceeds of $5.5 million via the exercise of preferred stock warrants.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Index  to  Exhibits

EXHIBIT
-------
  NO.
  ---

10.20    Employment  Offer  Letter  for  Robert  Gillette

10.21    Employment  Offer  Letter  for  Linda  Zecher

10.22    Employment  Offer  Letter  for  Tim  Cannon

10.23    Employment  Offer  Letter  for  Lisa  Campbell

10.24    Employment  Offer  Letter  for  Dale  Royal

10.25    First Amendment to the Amended and Restated Loan and Security Agreement

(b)  Reports on Form 8-K

No reports were filed on Form 8-K or Form 8K/A during the quarter ended March 31, 2002.

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 14, 2002               /s/          Kenneth J. Bozzini
                                  ----------------------------------------------
                                               Kenneth J. Bozzini
                                  Chief Financial Officer and Vice President of
                                  Finance (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)