Form 10-K
period 2002-06-30
EVOLVE SOFTWARE INC
filed 2002-09-30
CIK 1097002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002 or

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-31155

EVOLVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3219745 (I.R.S. Employer Identification No.)

1400 65th Street, Suite 100, Emeryville, CA (Address of principal executive offices)	94608 (Zip Code)

Registrant's telephone number, including area code: (510) 428-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
___________________

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ] NO [ _ ]

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  [ _ ]

                The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 16, 2002, was approximately $5,712,434 based upon the closing sales price reported for that date on the NASDAQ SmallCap Market.  Shares of common stock held by each officer and director and by each person who owns more than 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of the registrant's common stock as of September 16, 2002, was 46,509,175.
Documents Incorporated by Reference
Portions of the Proxy Statement for registrant's 2002 Annual Meeting of Stockholders to be held in December 2002 are incorporated by reference in Part III of this Annual Report on Form 10-K.

EVOLVE SOFTWARE, INC.

FORM 10-K
For the Fiscal Year Ended June 30, 2002

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

PART I

Item 1. Business

Overview

Evolve Software, Inc. ("Evolve") provides enterprise software that optimizes the way organizations deliver services to their customers and employees.  Our service delivery software product is designed for service-oriented organizations where successful project delivery is vital to their business.  We primarily market our solution to professional services organizations (PSOs) and to corporate information technology (IT) departments in medium-to-large enterprises.  Within the PSO market segment, we sell to both consulting companies and services arms within high technology companies.  More recently, we have also acquired customers who are utilizing our products within corporate research and development or engineering environments.

Companies rely on our solution to automate and streamline the core business processes that are critical for delivering their services internally or externally on time and on budget.  Our solution allows customers to manage project portfolios, assess project opportunities, track professional resources, prepare budgets, monitor schedules, allocate resources, match specific skill sets to needs, drive efficiencies, and increase visibility, control and credibility within their operations.

Our strategy is to become the vendor of choice for enabling service-oriented organizations to manage their in-house and contracted professionals and projects.  We believe we are well positioned to capitalize on the market opportunity that exists through the development and sale of software to PSOs and corporate IT organizations, as well as other services-oriented businesses.  We believe we have the domain expertise, proven products and services, customer cases of return on investment (ROI) and the employees that will allow us to be successful in the marketplace.  Our target market is Fortune 1000 companies.

Our value proposition for corporate IT is that our solution transforms key business processes to enable all levels of the corporate IT organization to make better decisions, execute with confidence, and drive the following measurable results:

Align technology investments to corporate strategy - pick the right projects, and have the right people ready to deliver;
Reduce costs - control budgetary spending, and do more with less; and
Increase customer satisfaction - drive improved project quality with predictable, repeatable best practice processes and build effective collaboration throughout the project delivery cycle.

Our value proposition for professional services organizations is that our solution transforms key business processes to enable all levels of the professional services organization to make better decisions, execute with confidence, and drive the following measurable results:

Drive revenue and maximize margins - optimize resource utilization to increase billable hours and margins;
Increase customer satisfaction - garner loyalty and win repeat business by assembling the optimal team, delivering with quality and exceeding expectations; and
Strategically target and win the best business - sell profitable projects with the business plan and operational processes to win.

We believe our value proposition is compelling to many types of service-oriented organizations.  In addition to PSOs and corporate IT, other services-centric organizations in large companies, such as research and development (R&D) departments and field service teams, have become a natural market opportunity for the Evolve solution.

We have licensed our solution to a wide range of customers who have deployed our software to effectively deliver complex projects and better manage their operations and workforces.  Our customers include a diverse set of small, medium and large organizations across a number of industry segments including high tech, financial services, professional services, automotive, communications, consumer goods, transportation, manufacturing, utilities, government and pharmaceuticals.  A number of our customers have global presence and leverage the Evolve solution to manage their operations on a worldwide basis.

In August 2002, Evolve 5.5 became generally available.  This latest release is the most technologically- and feature-rich version of our product to date.  Our solution can interoperate and integrate with various in-house applications and legacy systems running in our customers' environments.  We continue to enhance the Evolve solution from a technology and functionality perspective in order to satisfy the needs of our target markets.  In addition to our application software, Evolve offers complementary services to our customers, including customer support, implementation consulting services and training.

Incorporated in Delaware, Evolve commenced operations in 1995.

We sell perpetual licenses of our software to be installed at the customer's premises or which can be operated in a third-party hosted environment.  We previously offered a hosted, ASP delivery option for customers.  However, an Evolve ASP offering is no longer necessary given the requirements of our target market and the size of installations we are selling into.  Of the customers who originally subscribed to our solution in a hosted ASP model, the majority have converted to a self-hosted licensed arrangement.  We will continue to support our remaining ASP customers contractually.  However, we do not intend to offer this service to new customers in the future.

Industry Background

Enterprise software applications during the past 15 years have focused on back-end financial processing, managing human resources, transacting business with customers, and the procurement, manufacturing and distribution of goods - but not necessarily services.  In the late 1990's, a new breed of enterprise application software emerged to automate the delivery of services, referred to as professional services automation (PSA) applications.  Initially, the greatest appeal for this type of application came from the technology consulting organizations that were growing at extraordinary rates, fueled by the Internet boom.  However, many of these firms had no, or very limited tools (such as spreadsheets, project management tools, report writers) to manage their consultants and the delivery of their services.  Very often, the data provided by their point solutions wasn't timely, accurate or integrated.  As a result, companies suffered from poor visibility, limited control and reduced credibility.  These companies required more sophisticated tools to gauge and manage their competitiveness and profitability.  Consulting companies readily appreciated the value of having a system to track and manage their business.  The return on investment was demonstrated to be rapid with results, including increased revenue, profit margins, project successes and customer satisfaction.

The key functional needs of the consulting services marketplace from which vendor applications were initially designed to address included:

Resource Management - to ultimately increase utilization to increase revenues;
Opportunity Management - to track and manage project proposals in the pipeline; and
Financial Management - to accurately invoice and account for the projects.

PSA applications were not only applicable for consulting companies.  They also fit naturally into the services organizations within high technology companies - the embedded professional services arms within enterprises.  Embedded PSOs share virtually the same system requirements as consulting firms.  They too strive to optimize the use of their resources, track and manage their projects and accurately bill their customers for the services rendered.

The market opportunity continued to grow as corporate IT organizations began to realize the value of PSA software.  Many of the general business processes and system requirements germane to corporate IT organizations are similar to those of PSOs.  Corporate IT is typically chartered with implementing and maintaining the technology, operational systems, enterprise applications and the systems infrastructure necessary to support their enterprises.  IT executives are often lacking comprehensive end-to-end solutions for managing their operations, their IT staff and the projects in their portfolio.  In many cases, corporate IT organizations rely on point solutions to manage their departments with tools that do not provide a complete, integrated solution, and have limited strategic value.  Therefore, these internally focused IT organizations have found that using PSA applications helps them align their technology initiatives with corporate strategy, make the right infrastructure investments, deliver ROI, control costs, optimize their limited budgets, manage their workforce and improve service quality.

A number of trends within corporate IT including an increasing amount of services provided with fewer resources and increased internal customer satisfaction, have emerged.  These trends bolster justification for an integrated service delivery solution to manage IT operations.  Many corporate IT organizations operate as shared service centers -- quasi-consulting businesses in which back-office support functions for a number of operating units are centralized at one or more specialist centers and assigned and "charged" to projects.  Shared service center models have further emphasized the parallels with professional services.  In addition, business process improvement methodologies, such as Six Sigma and the Capability Maturity Model (CMM) are being embraced by most Fortune 1000 companies to help guide them through a structured improvement process to increase efficiencies and the quality of deliverables.  This trend towards certification with CMM or Six Sigma make many corporate IT organizations receptive to applications that help enforce standardized, repeatable best practices.

To accommodate the system requirements and trends in corporate IT, second generation PSA solutions were released with additional functionality, including:

Portfolio Management - to gain executive level project-wide operational visibility;
Project Management - to better plan projects, resources, schedules and deliverables;
Contractor Management - to gain control over contractor spend; and
Knowledge Management - to collaborate and share information and best practices.

As a result of industry trends and the macroeconomic environment, an increasing number of corporate IT organizations are deploying service delivery applications.  As the benefits are realized and promoted, many more services-oriented organizations and companies are expected to adopt service delivery solutions.  A number of third party industry analysts, including The Gartner Group, Forrester, Aberdeen, AMR Research, META Group, IDC, and others, follow the service delivery market and have published reports that identify the size and growth opportunity for this area of enterprise applications.

The Evolve Solution

Evolve was a pioneer in PSA applications and we believe we remain a thought leader today.  In the late 1990s, we recognized the trend towards increased technology services and the gap in the marketplace for enterprise applications to serve consulting organizations.  We developed our solution to address the needs of the PSO market.  Our product was initially designed in partnership with a number of very prominent technology consulting companies who served as early adopters of the application.  In 1999, we began shipping our flagship product for PSA to benefit a wide range of professional services organizations.  With three major releases of our PSA application during the 1999-2000 time period, we gained significant market awareness and many successful customer implementations.  The next generation of our solution, Evolve 5.0 released in 2002, addressed many of the business requirements and trends in corporate IT.  We continue to release new versions of our product with incremental functionality and technology enhancements to remain competitive and deliver valuable capabilities to our customers.

The most current release of our application, Evolve 5.5, became generally available in August 2002 and is a leading edge Internet-based software solution for automating and integrating the core processes that are critical to project-based services organizations.  By integrating these processes, our solution provides enhanced visibility of business performance throughout the enterprise, allowing businesses to more effectively identify and pursue revenue opportunities, prioritize their internal and external projects, increase their operational efficiency and improve the productivity of their professionals.

Our software suite optimizes project planning and prioritization, improves resource utilization and demand forecasting, promotes career planning to develop valuable skills and retain top talent, and rapidly delivers return on investment while minimizing customers' total cost of ownership.  Our solution enables customers to integrate people and projects, and to align these to corporate strategy in order to remain competitive in today's changing market.

Our solution provides the following benefits to project-driven services organizations:

Increased Operational Efficiency.  The Evolve offering is designed to allow our customers to achieve significant cost savings and productivity enhancements by offering the ability to view and manage all of the core processes involved in providing services across an entire organization.  Our solution is accessible to professionals and managers across a project-driven services organization, allowing them to communicate and collaborate throughout a project.  Using our solution, services providers can rapidly match service professionals with projects to balance supply and demand for personnel resources within the extended enterprise.  Services providers can also quickly identify low utilization personnel and lower priority projects to intelligently shift the size and scope of the organization.  Our solution also automates and improves workflow processes and monitors key project parameters, allowing business managers to analyze and improve performance throughout the enterprise.

Increased Visibility.  With our service delivery solution, customers gain full visibility across the organization.  Through management dashboards and integrated online capabilities and reports, companies can view and analyze operational performance, manage the delivery of projects and services, forecast demand, measure actual performance and align spending with corporate and organizational goals.

Greater Control to Deliver Projects on Time and on Budget.  Our applications give organizations the power to execute consulting projects and IT investments with speed, precision, and cost efficiency.  Using online workflow systems and powerful capabilities, organizations can manage the workforce, avoid budget overruns and institute consistent business processes.

Enhanced Credibility.  With the Evolve solution, services organizations have the power to consistently deliver on their commitments and forge a strong partnership with both internal and external customers.  Our solution provides the comprehensive data to know where investments can pay off, and provides new ways to improve quality across the enterprise through best practices and knowledge collaboration.

Real-time Communication and Collaboration Across the Organization.  Our solution allows for the real-time, collaborative delivery of services and our knowledge repositories empower companies with reusable information and ideas.  With our sophisticated collaboration capabilities, companies can be more efficient, make better decisions, foster stronger relationships with customers and create quality deliverables.

Stringent Qualification of Opportunities.  We believe our solution enables our customers to stringently qualify their project opportunities by prioritizing projects and enhancing the visibility of demand for services within a project, thereby allowing them to match their available resources to project opportunities.  Our solution provides functionality to significantly reduce the complexity inherent in assessing and matching resource capabilities and available revenue opportunities on a global basis and across organizational boundaries.  This helps companies focus on selecting the most valuable and strategic opportunities based on a limited or shrinking workforce.

Enhanced Client Satisfaction.  Our solution improves client satisfaction by more effectively matching client needs with the most knowledgeable and experienced available resources for their project.  In addition, our solution facilitates timely completion of projects by enabling project managers to collaborate with the service provider team and the client and make better decisions more quickly.  We believe that collaborative management is essential to increasing client satisfaction and generating repeat business.

Improved Retention of Service Professionals.  By enabling professionals to access and revise their skill profiles, staffing preferences and assignment schedules in real time, our software helps to close the gap between professional development and project staffing needs, improving service professionals' levels of satisfaction and retention.  Improving retention of service professionals reduces recruitment and training expenses, protects key knowledge assets and can have a significant impact on operating results of services providers.

The Evolve Strategy

Our strategy is to capture thought leadership and corresponding market share for service delivery solutions through the introduction of best of breed technology and comprehensive solution sets that meet customer needs better than any of our competitors. We believe that as an industry leader, Evolve can help pave the way for the fundamental transformation of how companies manage their high-value people, intellectual capital and projects.

We believe we can become the vendor of choice for how organizations manage their in-house and contracted professionals and projects.  We intend to achieve our objective by gaining wide market acceptance for our service delivery solution in each of our target market segments:  consulting companies, professional services divisions of technology companies and corporate IT organizations in Fortune 1000 companies.  In addition to gaining broad-based market acceptance, Evolve intends to systematically penetrate specific vertical markets based upon our success and the size and timing of the opportunities.

Our strategy may include acquisition of horizontal product offerings that strengthen our competitive position, vertical product offerings that complete an industry product footprint, or opportunities to expand our base and consolidate the market.

Key elements of our strategy include:

Extend Market Position Among Fortune 1000 Corporate IT Organizations and Leverage Leadership into Other Markets.  We have successfully leveraged our early success with PSOs to garner a number of Fortune 1000 corporate IT customers.  Similarly, we intend to leverage the domain expertise, understanding of the service delivery market and our referenceable customer base to acquire additional customers and expand our penetration into other segments.

Establish a Vertical Market Focus and Targeted Marketing Campaigns.  As the market awareness and adoption of Evolve increases, we anticipate being able to leverage successes in certain verticals to further our penetration.  Based upon the projected spending rates on IT applications within each of the vertical markets, we will systematically target and market to certain sectors such as financial services, pharmaceutical manufacturers, utilities and the public sector.

Expand Direct and Indirect Sales Channels to Gain Market Share.  We believe a significant component for our success will be the upgrading and expansion of our direct sales force to increase market coverage.  Many of our new sales representatives have a strong background in enterprise software and hardware sales and many have specific vertical market experience.  In addition to building a world-class direct sales organization, Evolve intends to secure indirect, or channel, sales relationships in order to further expand our market presence and access to decision makers.  We anticipate establishing channel partnerships to enhance our position in particular verticals in the U.S. and abroad.

Capitalize on Technology Leadership and Expand Product Offerings.  We have acquired substantial domain expertise in developing solutions addressing the core business process automation needs of services organizations.  We have implemented a technical architecture that meets the needs of services organizations for flexible solutions that can be configured rapidly to meet their individual requirements and can be expanded or scaled as their organizations grow.  We will continue to enhance our technology and expand our service offerings to meet the evolving needs of our customers and promote broad market adoption of our solution.  We expect to devote significant resources to developing product functionality and continuing to streamline the integration of our product and its data with other back-end and complementary systems.

Focus on Expanding Market Presence and Awareness in North America while Maintaining an International Presence.  For at least the next year, we are focusing our resources and efforts primarily on gaining market share in the U.S. and Canada.  We intend to continue to maintain a limited direct presence in Europe, and may enter into distribution or channel partner relationships to expand outside of the North American market.

Increase Additional Software Sales and Associated Services in our Existing Installed Base.  We aim to capitalize on the success of existing deployments to encourage adoption of Evolve across additional workgroups and divisions within our existing customers' enterprises.

Products and Services

Evolve Service Delivery Platform

The Evolve service delivery platform automates and integrates the key processes that are critical to the operational effectiveness of project-driven services organizations.  It is a proven end-to-end solution that can expand to address the needs of rapidly growing organizations.  Our products manage the inherently virtual, collaborative, project-oriented and people-centric characteristics of services organizations by employing the universal accessibility of the Internet, an intuitive user interface, and powerful applications functionality.

We provide an enterprise software application that is deployed primarily on a distributed basis across customers' computer networks.  Our solution also can be configured to operate on a hosted basis.  Through a sophisticated configuration and rules engine, our software can be deployed by a wide variety of customers with different business practices, without the need for costly customizations and source code changes.  This enables us to address the different needs of a diverse base of customers ranging from small emerging service firms to large complex global organizations across a variety of markets.

The Evolve solution can be licensed and deployed based upon pre-configured package options. Specific features of the Evolve service delivery platform include:

Portfolio Management:  ensures that project investments are always aligned with corporate strategy through powerful, real-time executive scorecards and investment maps for tracking project key success factors, such as risk, value and performance.

Opportunity Management:  controls and quantifies key front-end project planning activities, including modeling, evaluating and tracking individual project opportunities as well as forecasting, analyzing and managing the entire pipeline.  The demand planning and management capabilities supported by opportunity management provide the basis for successful portfolio management, capacity planning, resource management, project delivery and financial management.

Resource Management:  delivers enterprise-wide visibility into resource utilization and scheduling so that organizations can put the right people on the right projects at the right time.  Supported by a staffing workflow engine, Evolve's resource management capabilities drive timely resource assignment, project staffing and the efficient matching of the right workers, whether internal or outsourced, with the right projects in terms of skills, preferences, availability, resource costs and geographic locations.  In addition to these robust operational processes, these resource management capabilities extend to individual resource development with skill profiling & management, performance evaluations, and career planning & preferences while supporting matrixed resource relationships and personal profile management.

Project Delivery:  brings enterprise consistency and control to planning, estimating and delivering individual projects by leveraging hierarchical task management (work breakdown structures), estimate-to-complete processing, version controlled project budgeting, project performance scorecards, bi-directional synchronization with Microsoft Project, project collaboration spaces with deliverables management and project templates to support best practices.

Time & Expense Management:  enables fast, accurate time and expense entry and tracking based on project assignments and enables streamlined customer billing or chargebacks to corporate business units.  Our time & expense management capabilities are also available offline with work synchronized when reconnected to the Internet to effectively connect the mobile workforce.

Financial Management:  provides complete visibility and control over project budgets and financial performance across the global enterprise, with robust project budgeting, sophisticated project accounting, rich revenue recognition capabilities, invoicing, charge backs and expense reimbursement processing.  This financial information is made seamlessly available to enterprise accounting applications through delivered integration to accounts receivable, accounts payable and general ledger systems.

Knowledge Collaboration:  delivers convenient online and offline workspaces with knowledge management tools to help project teams collaborate on projects, boost quality, accelerate project delivery, and fully leverage the organization's intellectual assets and best practices.  The power of these collaborative workspaces are realized through discussion threads, topic subscription and notification, full text search with contextual search results and versioning, comments and approval for all project plans and deliverables.

Business Intelligence:  offers analytic capabilities into the wealth of information collected within the system to improve enterprise visibility and control over the service delivery process.  These capabilities include operational reporting, revenue and budget forecasting, performance and profitability reporting, resource utilization statistics, market segment analytics, capacity planning and project dashboards with key performance indicator trending.

Professional Services

Our professional services organization has developed the RapidConnect implementation methodology to streamline implementations, institute best practices and allow our customers to rapidly configure and deploy our solution to  support their unique business needs.

We provide implementation consulting to ensure our customers receive the guidance and support they need to implement and operate our solution.  We have consultants who serve as engagement managers, project managers and technical and functional consultants during the deployment.  These professionals have domain expertise and can assist customers in planning, installing, configuring, deploying and upgrading their Evolve solution in order to achieve the greatest value and return on investment.  Depending on the complexity of the deployment with respect to the quantity of resources or projects to be managed, the level of integration with legacy systems, customer conversion requirements or operating environments, implementations of our software typically range from two to twelve months.

In addition to our internal professional services organization, we also have a network of business partners who are trained to implement the Evolve solution.  As a result, customers have available to them a broad offering of services to support successful Evolve implementations.

Education Services

We offer educational courses for product end-user training and technical training.  We provide instructor led offerings as well as train-the-trainer training.  We have standard course curricula and can also custom tailor classes to meet the needs of our customers.

We also provide product, technical and sales training for our alliance partners in order to educate them regarding our software.

Customer Support and Maintenance

We provide technical support and maintenance for our customers.  Customer support services are typically subject to an annual, renewable maintenance contract and are generally priced as a percentage of product license fees.  Customers current on maintenance contracts receive product upgrades or extensions and technical support without further cost.

We offer customer support services through a web-based on-line call tracking system that is accessible on a global 24x7 basis and is the primary access point for customers to log and track incidents.  Customers can also contact our Customer Support Center directly with priority, mission critical issues.  When a bug or issue is logged with Evolve Customer Support, it is assigned a priority level and an associated resolution response timeframe.

Technology

At the core of our service delivery platform is a highly adaptable, scalable, multi-tier, distributed, Internet-based architecture.  Our service delivery platform provides a common foundation on which Evolve products are built.  The underlying architecture is scalable to thousands of users and has been proven in large-scale enterprise rollouts.  Our platform includes support for the Microsoft Windows NT/2000/XP and Sun Solaris operating systems and Microsoft SQL Server and Oracle databases.

Our Service Delivery Platform includes the following components:

Evolve Server
Some of the key features of our Java-based application server include:

the option of running multiple application servers to provide scalability for large sophisticated organizations;
resource algorithms that reduce the time required to staff projects;
a flexible object-based design allowing rapid incorporation of new features and functionality;
java-based portability that provides flexibility to support multiple operating environments; and
java-based presentation layer.
Configuration Application
The Evolve architecture is designed for rapid and cost-effective implementation and configuration without requiring modifications to the application's source code. Our platform has flexible mechanisms to configure the software to meet unique business needs. The configuration application enables certain business rules and processes to be pre-configured to accommodate different types of organizational structures, resource pool configurations and various types of classifications within companies.

Business Rules Repository

Our solution is designed to capture and store business information, rules and standards in a single, centralized repository that can be accessed by all functional modules.  This centralized information structure allows for rapid initial deployment and also facilitates adaptation to changes in the customer's organization and processes without source code modifications.  We believe this architecture will allow us to more easily extend our solution as we expand it to address specific vertical markets.

Web Services - Integration

Using Web services, we have begun to provide enhanced integration capabilities with enterprise applications within our customers' environments, such as sales force automation (SFA), customer relationship management (CRM), human resources (HR) and enterprise resource planning (ERP) systems.  We plan to focus on exposing the key business processes that most frequently interface with other enterprise applications.

Through Web services, customers will benefit from:

simplified implementations;
more ubiquitous interfaces and streamlined integration;
rapid return on investment; and
lower total cost of ownership.

Web services are comprised of a set of open standards for implementing distributed applications, such as simple object access protocol (SOAP) and web service description language (WSDL).  These Web services standards and new services and protocols are being developed by a group of industry leaders who are spearheading their early creation and design efforts.  Evolve will adhere to the industry standards as they are registered and announced, mature and become universally adopted.

Evolve anticipates implementing and delivering Web services in a phased approach.  The first phase, offered in Evolve 5.5, focuses on interfaces with our customers' internal enterprise applications that are within the company firewall, and includes services for resource management, project management, client management, and opportunity management.  For this release, we delivered an Evolve web services programmatic interface based on open standards (SOAP, WSDL, XML) in order to address integration with HR, SFA, CRM and Project Accounting systems.  In future releases, Evolve expects to expand upon our Web services capabilities to enable further integration with third-party applications and supporting future Web services standards as they mature.

Connectors

Our solution provides connectors that support common industry standards and technologies such as Java database connectivity (JDBC), Open database Connectivity (ODBC), Structured Query Language (SQL) and Java.  These connectors allow for integration with:

enterprise applications such as financial (e.g. accounts receivable, accounts payable, general ledger and project accounting), human resources and sales force automation systems;
external databases or data marts.
Reporting & Analytics Engine

We have the ability to report on key data through our enterprise-class, web-based reporting engine.  Evolve bundles a leading report server in its service delivery platform in order to make sophisticated reporting available to our customers.  Reports are available through our browser-based client.  These reports provide views of the entire value chain, such as opportunity and revenue pipelines, utilization and profitability analysis, program/project performance and capacity planning.

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

Workflow Manager

Our platform provides sophisticated management of structured knowledge by capturing organizational processes and data in a notification-driven workflow management system.  Our platform incorporates an integrated messaging system that notifies users when actions, information or approvals are required.  Our Workflow Manager helps to streamline approval processes, monitor resources and facilitate collaboration among project team participants.

Knowledge Collaboration

A secure web-based workspace within our platform provides the ability to share information and work products among end users.  We provide a sophisticated database search and retrieval mechanism and the ability to submit information to the repository via an application user interface or via e-mail.

Global Support

Our product is globalized and is available in English, French, German, Italian and Spanish.  Evolve also provides multi-currency support for multinational enterprises, as well as globalization of date and number formats.

Research and Development

Since our inception in 1995, we have made substantial investments in research and product development.  We believe that our introduction of new and enhanced products will be a key factor for our future success.  Evolve engineering works closely with product management to formalize a product release plan.  The plan includes a roadmap for upcoming releases of Evolve based upon extensive input from current and prospective customers, industry analysts, partners and other industry thought leaders.  Through this intensive process we define the business requirements that each release of Evolve addresses.

Our solution consists of a combination of in-house developed software, embedded technology, and complementary third-party software products.  We've entered into certain OEM agreements to license and resell certain products to further our competitive advantage.  We also have platform and technology partnerships with Actuate, Microsoft, Oracle and Sun that are strategic to our research and development efforts.

Our engineering organization is grouped by focus area, including engineering development, architecture, engineering tools & services, functional testing, maintenance, technical publications and curriculum development, and program management.  We follow a product development lifecycle and release management methodology, including quality assurance processes.

After a critical review of our operations and cost structure, we closed our engineering development center in Chennai, India, in the quarter ending December 31, 2001.  We transferred all of the project work to our centralized engineering organization at Evolve headquarters.

We anticipate we will continue to commit substantial resources to research and development to respond quickly to rapid technological change, changing customer needs, frequent product introductions and evolving industry standards.  We expect to continue to invest our R&D resources to enhance our current solution, develop new products, and advance our underlying technology and architecture (e.g., expanded analytics, improved integration via Web services, etc.).  We cannot be certain, however, that these efforts or expenditures will result in existing or new customers embracing any enhancement or new release of our solution.

Sales and Marketing

Our primary target market is the Fortune 1000.  We sell our solution through our direct sales organization in both North America and the United Kingdom.  We are headquartered in Emeryville, CA, and have a small number of sales offices throughout the United States.

We also seek to augment our direct sales force with distribution channels to enhance our market presence.  The goal of our indirect sales efforts is to form alliances with partners who can introduce our solutions to their customer base, and to be able to offer to our customers additional software applications or consulting and support services from which they are likely to benefit.

To date, international sales have accounted for approximately two percent of our total revenues.  Our product is globalized and is available in English, French, German, Italian and Spanish.  Evolve also provides multi-currency support for multinational enterprises, as well as globalization of date and number formats.  To support our European customers, we maintain an office in the UK.  In the future, we anticipate strengthening our international presence through strategic alliances and new distribution channels.  In certain international markets, we may offer our products exclusively through resellers or distributors.

Evolve currently targets two primary market opportunities directly: (1) professional services organizations, including consulting companies and professional services divisions of technology companies, and (2) corporate IT organizations in Fortune 1000 companies.  These market segments can be further divided into vertical markets such as financial services, telecommunications, utilities, pharmaceuticals, healthcare, advertising and the public sector.

Our sales process includes an integrated team from our sales and professional services organizations.  An account executive is assigned to a prospect with responsibility for managing the account throughout the sales cycle.  We also have an experienced team of pre-sales solution architects who assist with product demonstrations and presentations and respond to customer requests for proposals.  Our solution architects work closely with prospects to understand their business environment and requirements and demonstrate how our solution addresses their needs.  In the lead generation stage of the sales cycle, we rely on our marketing and sales development professionals to perform prospecting and telesales.

The level of customer analysis and financial commitment required for many of our product implementations has caused our sales cycle to range from two to twelve months.  We follow a structured sales process beginning with lead qualification.  Initial sales activities typically include a high level overview of Evolve and our solution.  This is followed by a demonstration of our product capabilities and one or more detailed technical reviews.  Throughout the sales cycle, our sales team typically approaches management professionals within a prospect's organization, such as project managers, directors, or vice presidents.  We often also engage with prospects' senior management, including the chief executive officer, chief information officer, chief operating officer and chief financial officer.  We demonstrate our product to both functionally-oriented business users as well as to technically-focused information technology personnel.  Our sales process requires that we work closely with prospects to identify short-term needs and long-term goals.

We use a variety of marketing programs and campaigns to build awareness of our company, our brand and our products, as well as to attract potential customers.  These programs include advertising, seminars, trade shows, market research, analyst relations, public relations, product launch events, direct mail programs, telesales, speaking engagements and web-based marketing.  Our marketing organization also produces marketing collateral, including brochures, data sheets, white papers, presentations, customer case studies, ROI studies and demonstrations.

Customers

Our customers primarily include consulting firms, the services organizations of technology companies and the internal IT organizations within Fortune 1000 companies.  Our customers include a diverse set of small, medium and large organizations, ranging from high tech, financial services, professional services, automotive, communications, consumer goods, transportation, manufacturing, utilities, government and pharmaceuticals.  A number of our customers are global and leverage the Evolve solution to manage their operations on a worldwide basis.

Our solution has been readily adopted in each of the two primary market opportunities we target.  Representative professional services organizations include EDS, Sogeti (a wholly-owned subsidiary of Cap Gemini S.A.), IconMedialab and NCS Technologies.  Internal, or embedded service divisions of technology companies include Sun, Novell, Siemens, Ericsson and Autodesk.  Representative corporate IT customers include American Electric Power, Daimler Chrysler Services, Mattel, and Fleet Capital Leasing.

In the past, a small number of customers have contributed a substantial portion of our revenues in each fiscal period.  For each of the years ended June 30, 2002 and 2001, sales to one customer accounted for 14% of total revenues.  For the fiscal year ended June 30, 2000, sales to two customers accounted for 19% and 13% of our total revenues.  During the immediate near term, we expect that our concentration of customer sales will remain consistent with these levels.  Accordingly, the loss of a single customer or customer prospect may have a substantial impact on our operating results during a given fiscal period.  Over time, we anticipate increasing our overall customer base, which should reduce our reliance upon any one customer for revenues.

Business Partner Program

We seek to establish strategic relationships that can demonstrate tangible return on investment and provide direct business value for our customers.  We recently introduced our Business Partner Program targeted at four types of partners: solution, complementary software, platform and technology, and alliance partners.  Solution partners have systems integration expertise and manage customer implementations and supporting business process consulting.  Complementary software partners extend our core capabilities.  Platform and technology partners contribute tools, embedded functionality and platform technology that Evolve uses to develop product offerings.  Alliance partners join Evolve with the vision and equity needed to leverage new opportunities for mutual benefit.

Partners in the program commit to certifying a number of resources on Evolve solutions, and creating a co-branded practice based on Evolve's software and implementation methodology.

Partners participate in the program at one of three levels, based on their commitment.  Foundation partners receive training, certification and joint sales and marketing support.  Advanced partners receive additional training and engage in strategic selling opportunities with Evolve.  Premier partners receive a dedicated Evolve relationship manager and participate in yearly strategic planning meetings to target activity.  Advanced and premier membership is by invitation only.

Acquisitions

On June 29, 2001, we acquired the core assets of Vivant Corporation, a market leader in contingent workforce procurement software.  The acquisition positions us competitively to offer a comprehensive solution for staffing projects with both in-house resources and  contingent labor.

We paid $2.7 million in stock and cash plus certain future contingent payments to acquire Vivant's contractor management technology, including the Vivant Enterprise Service and the Vivant Marketplace Service.  We also hired several key Vivant employees.

Competition

The market for service delivery automation applications is intensively competitive and subject to rapid changes.  Competition could seriously harm our ability to sell additional software solutions on prices and terms favorable to us.  We currently compete with three primary types of software vendors:

providers of enterprise application software such as PeopleSoft, Siebel, Lawson, Oracle and SAP;
providers of professional services automation software such as Niku, Business Engine, Changepoint, Novient/Solution 6, PlanView; and
providers of project management software such as Artemis, Microsoft and Primavera.

In addition to competing with independent software vendors, we also compete with the in-house IT departments of prospective customers that have developed "home grown" systems that substitute for some of the functionality of our solution.

At this time, there is no single dominant software provider in our market.  Some of our competitors' products may be more effective than our products at performing specific functions, or may be customized for particular vertical markets or tailored for certain business processes.  Even if a competitor's functionality is more limited or harder to use than what is provided by our products, our competitors' software could still discourage potential customers from purchasing our products if their solution offers other capabilities that are appealing to the customer.  Prospects may also decide to purchase the competition's product in order to reduce the number of different vendors of software necessary to effectively run their businesses.  Additionally, prospects may choose a competitor over Evolve as a result of their brand recognition, the size or quality of their existing customer base or other factors such as geographical location(s), company size or prior established relationships.

Any of our competitors may expand their technologies or product footprints, acquire companies, or develop partner relationships to obtain greater functionality and capability.  Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing or other resources than we do.  Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Many of our competitors have made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors.  They may also establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our competitive advantage or our ability to exclusively promote the value of the relationship.  There has been consolidation in the industry over the last year, which we expect will continue.

We believe that the primary competitive factors in our market include:

a critical mass of brand name customers that have successfully implemented Evolve solutions and are referenceable;
a robust software architecture that provides for enterprise scalability;
12

breadth and depth of product functionality;
superior quality, performance and usability;
best-in-class customer service and support;
a highly skilled, seasoned and knowledgeable sales force;
ease of integration with customers' existing systems environment; and
a competitive pricing and packaging model.

We cannot ensure our competitiveness in the face of significant current and future competition.  Many of our current competitors have more extensive customer bases, more financial resources, and longer operating histories that may be leveraged to gain market share that may adversely affect our position.  Competition may also result in pricing pressures that may affect gross margins to our detriment.

We believe our current solution competes favorably with respect to these factors, although our market is relatively new and evolving rapidly.  In order to sustain a market advantage and to compete effectively, we must continue to differentiate our products and services in the marketplace through best of breed technology leadership, development of comprehensive solution offerings, and highly effective sales and marketing execution.

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

We have two patent applications pending in the United States with respect to the "Team Builder" functionality in our Resource Manager module and the time and expense functionality of our Time and Expense module.  We have been issued a patent in the United States covering the enablement of dynamically configurable software systems by our Evolve software server.  We cannot assure you that the issued patent or either of the two applications would survive a legal challenge to its validity or provide significant protection to us.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.  Policing unauthorized use of our products is difficult.  While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States.  We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

It is also possible that third parties will claim that we have infringed their current or future products or technologies.  We expect that enterprise application software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap.  Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business.  Patent litigation, in particular, has complex technical issues and inherent uncertainties.  In the event an infringement claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign our product to avoid infringement, our business could be harmed.

We rely on software that we have licensed from third parties, including, but not limited to, Actuate, Allaire, Intraspect, and ProSight, to perform key functions of our solution and we rely on these and other third parties to support their products for our development and customer support efforts.  These companies could terminate our licenses if we breach our agreements with them, or they could discontinue support of the products we license from them.  This could result in delays or reductions of sales or shipments of our products until alternative software can be developed or licensed.

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

Employees

As of June 30, 2002, we had a total of 130 full-time employees, including 63 in research and development, 36 in sales, marketing and business development, 15 in professional services and 16 in finance and administration.  None of our employees is subject to a collective bargaining agreement.  We consider our employee relations to be good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may need additional capital to fund continued business operations at their current levels in fiscal 2003 and such financing may not be available on favorable terms, if at all.

The rate at which our capital is utilized is affected by the level of our fixed expenses, including employee related expenses and expenses relating to real estate and variable expenses.  We have used substantial capital to fund our operating losses.  Since inception, we have experienced negative cash flows from operations and expect to experience negative cash flows from operations for the foreseeable future.  Of our cash and cash equivalents balance of $8.7 million on June 30, 2002, $2.6 million is held under a term loan facility.  In August 2002, we completed a private placement of shares of Series B Preferred Stock for total proceeds of $7.5 million.  Additional capital may be required if one or more of the following occur:

our revenues from the sale of our products fall below our current expectations because of the current economic slowdown or otherwise;
forecasted cash collections from customers decline if some of our customers become insolvent or encounter financial difficulties;
we are not able to significantly reduce our expenses or cannot reduce them in the timeframe required;
we are unable to comply with the financial and other covenants required under our existing credit facilities causing us to be in default; or
we encounter opportunities that we wish to pursue to acquire other businesses or technologies for cash.

We believe our capital resources are adequate for the 2003 fiscal year, however, if we need additional funds and cannot raise them in a timely manner or at all, we may not be able to continue our operations at our current level or at all.  If any additional equity financing is raised it would be dilutive to existing shareholders.

Our future operating results may fluctuate due to many factors, and any of these could cause our stock price to fall.

We believe that year-over-year comparisons of our operating results are not a good indication of future performance.  Our operating results may fluctuate due to factors beyond our control and, as a result, the price of our common stock may fall.  Factors that may cause our future operating results to be below our expectations and cause our stock price to fall include:

the lack of demand for and acceptance of our products, product enhancements and services;

unexpected changes in the development, introduction, timing and competitive pricing of our products and services or those of our competitors;
any inability to expand our direct sales force and indirect marketing channels both domestically and internationally;
difficulties in recruiting and retaining key personnel;
lengthening of our sales cycles;
unforeseen reductions or reallocations of our customers' information technology infrastructure budgets; and
any delays or unforeseen costs incurred in integrating technologies and businesses we may acquire.

We plan to aggressively and prudently manage our operating expenses with a focus on our research and development organization and our direct sales group.  Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term.  If revenues fall below our expectations in any quarter, and we are not able to quickly reduce our spending in response, our operating results for that quarter will be harmed.

We have incurred losses since inception, and we may never become profitable.

We have incurred net losses and losses from operations since our inception in 1995, and we may never be profitable.  As of June 30, 2002, we had an accumulated deficit of approximately $255 million.  Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business.  Despite recent cost reductions, we expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses.  As is the case with many enterprise software companies, our revenues declined during the 2002 fiscal year and we may experience further declines or insufficient revenue growth in future periods.  As a result, we expect to experience continued losses and negative cash flows from operations.  If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Reductions in capital spending by corporations could reduce demand for our products.

Historically, corporations and other organizations have tended to reduce or defer major capital expenditures in response to slower economic growth or recession.  Market analysts have observed a significant reduction in the growth of corporate spending on information technology projects in response to the current economic slowdown.  To the extent that current economic uncertainty persists, some of the prospective customers in our current sales pipeline could choose to postpone or reduce orders for our products, or may delay implementing our solutions within their organizations.  In addition, existing customers seeking to reduce capital expenditures may cancel or postpone plans to expand the use of our products in additional operating divisions, or may defer plans to purchase additional modules of our solutions.  Any of the foregoing would have an adverse impact on our revenues and our operating results.

We may lose existing customers or be unable to attract new customers if we do not develop new products or enhance our existing products.

If we are not able to maintain and improve our existing products and develop new products, we may lose existing customers or be unable to attract new customers.  We may not be successful in developing and marketing product enhancements or new products on a timely or cost-effective basis.  These products, if developed, may not achieve market acceptance.

A limited number of our customers expect us to develop product enhancements that address their specific needs.  If we fail to deliver these enhancements on a timely basis, we risk damaging our relationship with these customers.  We have experienced delays in the past in releasing new products and product enhancements and may experience similar delays in the future.  These delays or problems in the installation or implementation of our new releases may cause some of these customers to forego additional purchases of our products or to purchase those of our competitors.

Significant turnovers in senior management and sales force could affect our ability to successfully grow our business.

We have experienced significant turnover in our senior management in the last fiscal year and may continue to experience changes in our management team.  In March 2002, we hired a new Chief Executive Officer.  In April 2002, we hired new Vice Presidents of Sales, Marketing and Business Development.  In July 2002, we hired a new Chief Financial Officer.  We believe that retention of qualified senior management is essential to our success.  Our business could be seriously harmed if we are not successful in integrating the recently appointed executives into our company.  To integrate into our company, new senior management personnel must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties.  Accordingly, until these individuals have become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations.  The departure of senior management personnel could result in a loss of confidence in our company by customers, suppliers and partners.

We also have experienced significant turnover in our sales force in the last fiscal year and may continue to experience turnover in our sales force.  In order to reduce expenses, we reduced our sales force headcount significantly in the last fiscal year.  Our success has always depended in large part on our ability to attract and retain highly skilled sales personnel.  Loss of sales representatives could harm our relationship with the customers they serve.  Reduction in sales force may impact our revenue growth.  Further, new sales personnel require extensive training to become fully productive.  If we are unable to hire, retain and continue to develop our sales force, it could have a material adverse effect on our business.

Financial difficulties of some of our customers may adversely affect our operating results.

As public valuations for many businesses have declined substantially in recent months, some of our customers may encounter difficulties in securing additional financing to meet their obligations, or may seek to limit expenditures to conserve their cash resources.  As a result, we may encounter difficulties in securing payment of certain customer obligations, when due, and may be compelled to increase our bad debt reserves.  Any difficulties encountered in collections from customers would also adversely affect our cash flow and our operating results.

If the market for service delivery solutions for internal IT, professional services and other strategic workforces within the Fortune 1000 companies does not continue to grow, the growth of our business will not be sustainable.

The future growth and success of our business is contingent on the growing acceptance of, and demand for, service delivery automation solutions for internal IT, professional services and other strategic workforces within Fortune 1000 companies.  A significant portion of our historical revenues have been attributable to the sale of automation solutions for professional services organizations.  This is a relatively new enterprise application solution category, and it is uncertain whether major services organizations as well as service departments and internal departments of major corporations will choose to adopt service delivery automation systems.  While we have devoted significant resources to promoting market awareness of our products and the problems our products address, we do not know whether these efforts will be sufficient to engender significant demand in the market for our products.  Accordingly, the market for our products may not grow or, even if the market does grow in the near term, that growth may not be sustainable.

Our inability to attract and retain qualified personnel could affect our ability to successfully grow our business.

If we are unable to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, services and support, our ability to grow our business could be affected.  The loss of the services of our key engineering, sales, services or marketing personnel would harm our operations.  For instance, loss of sales and customer service representatives could harm our relationship with the customers they serve, loss of engineers and development personnel could impede the development of product releases and enhancements and decrease our competitiveness, and departure of senior management personnel could result in a loss of confidence in our company by customers, suppliers and partners.  None of our key personnel is bound by an employment agreement, and we do not maintain key person insurance on any of our employees.  Because we, like many other technology companies, rely on stock options as a key component of our employee compensation, if the market price of our common stock decreases or increases substantially, some current or potential employees may perceive our equity incentives as less attractive.  In that case, our ability to attract and retain employees may be adversely affected.

If we fail to expand our relationships with third-party resellers and integrators, our ability to grow revenues could be harmed.

In order to grow our business, we must establish, maintain and strengthen relationships with third-parties, such as information technology consultants and systems integrators as implementation partners, and hardware and software vendors as marketing partners.  If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed.  In addition, these parties may offer products of other companies, including products that compete with our products.  Our contracts with third parties may not require these third parties to devote resources to promoting, selling and supporting our solutions, or may be terminated by either party with little or no penalty or prior notice and do not provide for minimum payments to us.  These companies may not devote adequate resources to selling or promoting our products and services and may promote the products or services of several different companies, including, in some cases, products or services that compete with our products and services.  We may not be able to maintain these relationships or enter into additional relationships in the future.  Therefore, we may have little control over these third parties.  We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships, or that, even if we are able to develop such relationships, these third-parties will perform adequately.

We may not be able to increase our revenues or manage our operating expenditures as planned and we may need to implement additional restructuring activities.

We are attempting to increase our revenues through marketing initiatives as well as increase the scope of our customer base to include Fortune 1000 companies and internal IT organizations.  We will need this revenue growth to meet our positive cash flow from operations targets.  Because of market uncertainties and a highly competitive environment, we cannot be certain we will achieve these targets.  In order to achieve positive cash flows from operations, we will also need to achieve our revenue growth targets and maintain our operating cost structure in future quarters.  In response to the current uncertain economic environment and volatility in the public equity markets, we implemented significant measures designed to reduce our operating expenses and enhance our ability to attain operating profitability.  In addition, if our revenue growth targets cannot be achieved, we would be forced to seek expense reductions in excess of our current plans, which may not be achievable.

The lengthy and unpredictable sales cycles for our products and resistance to adoption of our software could cause our operating results to suffer.

Our operating results for future periods could be adversely affected because of  the unpredictability of our sales cycles.  Our products and services have lengthy and unpredictable sales cycles varying from as little as two months to as much as twelve months.  Because we are unable to control many of the factors that will influence our customers' buying decisions, it is difficult for us to forecast the timing and recognition of revenues from sales of our software solutions.

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

Because we are pioneering a new solution category, we often must educate our prospective customers on the use and benefit of our solutions, which may cause delays during the product evaluation process.  Prospective companies may be reluctant to abandon investments they have made in other systems in favor of our solution.  In addition, IT departments of potential customers may resist purchasing our solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software, and concerns that packaged software products are not sufficiently customizable for their enterprises.

Our services revenues have a substantially lower margin than our software license revenues, and an increase in the proportion of services revenues relative to license revenues will harm our gross margin.

A significant shift in our revenue mix away from license revenues to services revenues would adversely affect our gross margins.  Revenues derived from the services we provide have substantially lower gross margins than revenues we derive from licensing our software.  The relative contribution of services we provide to our overall revenues is subject to significant variation based on the structure and pricing of arrangements we enter into with customers in the future, and the extent to which our partners provide implementation, integration, training and maintenance services required by our customers.  An increase in the percentage of total revenues generated by the services we provide will adversely affect our overall gross margins.

Our markets are highly competitive, and competition could harm our ability to sell products and services and reduce our market share.

Competition could seriously harm our ability to sell additional software solutions and subscriptions on prices and terms favorable to us.  The markets for our products are intensely competitive and subject to rapidly changing technology.  We currently compete against providers of automation solutions for professional services organizations, such as Changepoint, Niku, Business Engine and Planview.  In addition, we are facing increasing competition from providers of enterprise application software vendors such as Peoplesoft, Siebel and SAP.  Companies in each of these areas may expand their technologies or acquire companies to support greater professional services automation functionality and capabilities.  In addition, "in-house" information technology departments of potential customers have developed or may develop systems that substitute for some of the functionality of our product line.

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

Some of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition.  This may cause potential customers to purchase their products even if their products provide inferior features or functionality.  Customers seeking financial stability in a vendor may select one of our more established competitors.  In addition, competitors with greater resources may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors have made and may also continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors.  They may also establish or strengthen cooperative relationships with our current or future partners, limiting our ability to promote our products through these partners and limiting the number of consultants available to implement our software.

Our revenues depend on orders from our top customers, and if we fail to secure one or more orders, our revenues will be reduced.

Historically, we have received a significant portion of our revenues in each fiscal period from a small number of customers.  Accordingly, the loss of a single customer or customer prospect may have an impact on our operating results if we depended on the sale of our products to that customer to meet our financial performance targets during a given fiscal period.  Our agreements with existing customers often do not include long-term commitments from customers to continue to purchase our products.  Moreover, a substantial percentage of new customer contracts are typically signed in the last few weeks of each fiscal quarter, and prospects we are pursuing have often made a decision not to purchase our products in the final stages of the sales cycle.  Accordingly, our ability to meet our financial targets during each fiscal period is subject to substantial variation and uncertainty, and the loss of one or more customers or customer prospects can cause our operating results to fall below the expectations of investors and adversely affect our stock price.

If our products do not stay compatible with widely used software programs, our revenues may be adversely affected.

Our software products must work with widely used software programs.  If these software programs and operating environments do not remain widely used, or we do not update our software to be compatible with newer versions of these programs and systems, we may lose customers.

Our software operates only on a computer server running both the Microsoft Windows NT or Sun Solaris operating system and database software from Microsoft or Oracle.  In order to increase the flexibility of our solution and expand our client base, we must be able to successfully adapt our software to work with other applications and operating systems.

Our software connects to and uses data from a variety of our customers' existing software systems, including systems from Oracle and SAP.  If we fail to enhance our software to connect to and use data from new versions of these products, we may lose potential customers.

The cost and difficulties of implementing our products could significantly harm our reputation with customers and harm our future sales.

If our customers encounter unforeseen difficulties or delays in deploying our products and integrating them with their other systems, they may reverse their decision to use our solutions, which would reduce our future revenues, could impact the collection of outstanding receivables, and damage our reputation.  Factors that could delay or complicate the process of deploying our solutions include customers:

needing to modify significant elements of their existing IT systems in order to effectively integrate them with our solutions;
needing to establish and implement internal business processes within their organizations before they can make effective use of our software;
needing to purchase and deploy significant additional hardware and software resources and to make significant investments in consulting and training services; and
  relying on third-party systems integrators to perform all or a portion of the deployment and integration work, reducing the control we have over the implementation process and the quality of customer service provided to the customer.

If our products contain significant defects or our services are not perceived as high quality, we could lose potential customers or be subject to liability.

Our products are complex and may contain errors, defects, integration problems or other types of failures, particularly when new versions are released.  In the past we have discovered software errors in some of our products after introduction.  We may not be able to detect and correct errors before releasing our products commercially.  If our commercial products contain errors, we may:

need to expend significant resources to locate and correct the errors;
be required to delay introduction of new products or commercial shipment of products; or
experience reduced sales and harm to our reputation from dissatisfied customers.

Our customers also may encounter system configuration problems that require us to spend additional consulting or support resources to resolve these problems.

Because our customers use our software products for critical operational and decision-making processes, product defects may also give rise to product liability claims.  Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations.  We may encounter product liability claims in the future which, whether or not they have merit, could:

divert the attention of our management and key personnel from our business;
be expensive to defend; and
result in large damage awards.

Defects or errors could also result in tort or warranty claims.  Warranty disclaimers and liability limitation clauses in our customer agreements may not be enforceable.  Furthermore, our errors and omissions insurance may not adequately cover us for claims.  If a court were to refuse to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be harmed.

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

We have been issued a patent in the United States covering the enablement of dynamically configurable software systems by our Evolve software server.  We also have two patent applications pending in the United States with respect to the "Team Builder" functionality in our Resource Manager module and the time and expense functionality of our Time and Expense module.  We cannot assure you that either of these two applications would survive a legal challenge to its validity or provide significant protection to us.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.  Policing unauthorized use of our products is difficult.  While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States.  We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not reverse engineer or independently develop similar technology.

If others claim that we are infringing their intellectual property, we could incur significant expenses or be prevented from selling our products.

We cannot assure you that others will not claim that we are infringing their intellectual property rights or that we do not infringe those intellectual property rights.  We have not conducted a search for existing intellectual property registrations, and we may be unaware of intellectual property rights of others that may cover some of our technology.

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

We may not be able to obtain royalty or license agreements on terms acceptable to us, or at all.  We also may be subject to significant damages or an injunction against the use of our products.  A successful claim of patent or other intellectual property infringement against us could have an immediate material adverse effect on our business and financial condition.

We continue to operate internationally, but we may encounter a number of problems in doing so which could limit our future growth.

We may not be able to successfully market, sell, deliver and support our products and services internationally.  Any failure to grow and manage effective international operations could limit the future growth of our business.  Expansion into international markets would require significant management attention and financial resources to open additional international offices and hire international sales and support personnel.  Doing business internationally involves greater expense and many additional risks, particularly:

differences and unexpected changes in regulatory requirements, taxes, trade laws, tariffs, intellectual property rights and labor regulations;
changes in a specific country's or region's political or economic conditions;
greater difficulty in establishing, staffing and managing foreign operations; and
fluctuating exchange rates.
Security concerns, particularly related to the use of our software on the Internet, may limit the effectiveness of and reduce the demand for our products.

Despite our efforts to protect the confidential and proprietary information of our customers, there is a risk that this information will be disclosed to unintended third-party recipients.  To the extent our ability to implement a secure application environment is impaired by technical problems, or by improper or incomplete procedural diligence by either ourselves or our customers, sensitive information could be exposed to inappropriate third parties such as competitors of our customers, which may in turn expose us to liability and detrimentally impact our customers' confidence in our software.

Resistance to online use of personal information regarding employees and consultants may hinder the effectiveness of and reduce demand for our products and services.

Companies store information on our application service provider offering and on online networks created by our customers, which may include personal information of their employees, including employee backgrounds, skills, and other details.  These employees may object to online compilation, transmission and storage of such information.  To the extent that European companies and customers will have access to it (given the global nature of the Internet), and to the extent that our services are utilized by Europeans, legal action grounded in European privacy laws could prevent our solution from succeeding in the European market.

RISKS RELATED TO OUR STOCK

Our officers, directors and affiliated entities have significant control over us and may approve or reject matters contrary to your vote or interests.

Our executive officers and directors together with their affiliates beneficially own, or have rights to acquire, an aggregate of approximately 76% of our outstanding capital stock.  These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, even if other stockholders disagree.  In particular, Warburg Pincus Private Equity VIII, L.P.  ("Warburg") owns or has the right to acquire securities with voting power equivalent to 67% of our outstanding capital stock.  Furthermore, certain actions that we may wish to undertake require the consent of holders of a majority of our outstanding shares of our preferred stock.  These actions include authorization and sale of certain senior securities, certain transactions involving a change of control of Evolve, the incurrence of significant indebtedness and the payment of dividends.  With respect to these and other matters, the interests of the holders of our Series A and Series B Preferred Stock will not necessarily be identical to those of holders of our common stock.  For instance, in the event of certain change of control transactions, the holders of Series A and Series B Preferred Stock are entitled to payment of a liquidation preference prior to payment of any consideration to the holders of our common stock.  This may cause the holders of Series A and Series B Preferred Stock generally, and Warburg in particular, to favor or oppose a merger or sale of Evolve or its assets in circumstances where many holders of common stock have a conflicting interest.  In such an instance, we may not be able to pursue a transaction even if it is supported by many or most holders of our common stock.  Alternatively, we may pursue a transaction that is not supported by, or may be detrimental to, the holders of our common stock.

The sale of a substantial number of shares of common stock or preferred stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock.  The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market.  As of June 30, 2002, we had 44,836,414 shares of common stock outstanding.  Of these shares, 44,278,571 were freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements, and, in other cases, only to either manner of sale, volume, or notice requirements of Rule 144 under the Securities Act of 1933.  An additional 557,843 shares will become eligible for sale, subject only to the manner of sale requirements of Rule 144, as our right to repurchase these shares lapses over time with the continued employment by Evolve of these stockholders.  As of June 30, 2002, we also had 12,788,396 shares subject to outstanding options under our stock option plans (plus 4,006,875 shares subject to options and warrants issued outside of any plan), and 7,110,542 shares are available for future issuance under these plans.  We also have 1,875,000 shares of Series A Preferred Stock outstanding, which as of August 31, 2002, were convertible into 53,454,064 shares of common stock.  We also have 750,000 shares of Series B Preferred Stock outstanding, which as of August 31, 2002, were convertible into 39,473,684 shares of common stock.  As of June 30, 2002, we also had warrants outstanding to purchase a total of 9,375,000 of our common stock and warrants to purchase up to 575,000 shares of Series A Preferred Stock, which as of August 31, 2002, were convertible to up to 15.5 million shares of common stock.  If all the warrants for the Series A Preferred Stock are exercised in full, additional common stock warrants for up to 3,885,135 shares of our common stock will be issued.

Nasdaq listing may be at risk.

On July 10, 2002, we transferred our stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market.  On August 21, 2002, we received a letter from the Nasdaq Stock Market indicating that we had until February 10, 2003, to maintain a minimum closing bid price of $1.00 or more over ten consecutive trading days as required by the Nasdaq SmallCap Market.  In order to maintain compliance with the Nasdaq listing requirements, we may be required to take various measures including raising additional capital and effecting a reverse split of our common stock.  Certain of such measures, including any reverse stock split, would require stockholder approval.  If we are unable to demonstrate compliance with any Nasdaq requirement, we may be delisted from the Nasdaq SmallCap Market.  In such event, trading volumes in our stock may be significantly diminished and a market for our stock may not develop.

Item 2. Properties

As of June 30, 2002, Evolve's headquarters and principal research and development, finance and administrative and marketing operations were located in approximately 35,000 square feet of office space in Emeryville, California.  In September 2002, we entered into an agreement to move our headquarters to 25,000 square feet of leased office space in San Francisco, California.  This new property is adequately sized for our current organization and we expect it to provide a more efficient working environment.  This transition is expected to be substantially complete by October 31, 2002.  We also maintain sales organizations in various locations around the United States and the United Kingdom, none of which is significant individually or in the aggregate.

Item 3. Legal Proceedings

From time to time, we become involved in litigation relating to claims arising from the ordinary course of business.  At June 30, 2002, we were defending a claim filed by an early customer in the federal district court in Massachusetts.  The customer has alleged a variety of claims including that the software and services purchased from us did not satisfy certain contractual obligations, and that we engaged in practices that they allege were unfair.  The court granted our motion to dismiss several of the claims.  We believe that the plaintiff's claims are without merit, and we intend to defend vigorously against them.

In November 2001, a complaint seeking class action status was filed against us in the United States District Court for the Southern District of New York.  The complaint is purportedly brought on behalf of all persons who purchased our common stock from August 9, 2000, through December 6, 2000.  The complaint names as defendants some of our former and current officers and several investment banking firms that served as managing underwriters of our initial public offering.  Among other claims, the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for our initial public offering did not disclose that:  (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for alleged excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading.  We are aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000.  No specific amount of damages is claimed in the complaint involving the initial public offering.  We intend to contest the claims vigorously.  We are unable, at this time, to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us or our reported financial results.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on the Nasdaq SmallCap Market under the symbol "EVLV."  The price range per share reflected in the table below represents the highest and lowest bid prices for our stock as reported by the Nasdaq SmallCap Market or the Nasdaq National Market, as the case may be, during each quarter the stock has been publicly traded since August 10, 2000, the date of our initial public offering:

	High	Low

Quarter ended September 30, 2000	$28.75	$9.00
Quarter ended December 31, 2000	$24.63	$4.38
Quarter ended March 31, 2001	$9.23	$2.00
Quarter ended June 30, 2001	$2.84	$0.51
Quarter ended September 30, 2001	$0.85	$0.23
Quarter ended December 31, 2001	$0.48	$0.22
Quarter ended March 31, 2002	$0.50	$0.15
Quarter ended June 30, 2002	$0.33	$0.10

The number of holders of record of the shares of our common stock was 746 as of August 31, 2002. There are approximately 3,100 additional beneficial owners of our common stock.

We have not paid any cash dividends on our capital stock.  We currently intend to retain any earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future as our bank credit agreements prohibit payment of cash dividends.

Recent Sales of Unregistered Securities

On April 3, 2002, an investor acquired 25,000 shares of our Series A Preferred Stock at a price of $10 per share, for total proceeds to us of $250,000 via the exercise of preferred stock warrants.

In August 2002, we completed a private placement of shares of Series B Preferred Stock pursuant to a Series B Preferred Stock Purchase Agreement, with existing investors.  We sold an aggregate of 750,000 shares of Series B Preferred Stock at $10.00 per share for total proceeds of $7.5 million.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in Item 7 and more detailed financial statements presented in Item 15(a)(1) of this Form 10-K.  The consolidated statement of operations data set forth below for the years ended June 30, 2000, 2001 and 2002, and the consolidated balance sheet data as of June 30, 2001 and 2002, are derived from and qualified by reference to, our audited financial statements included in Item 8 of this Form 10-K.  The consolidated financial data for periods or at dates prior to the financial statements presented in Item 8 of this Form 10-K are derived from audited consolidated financial statements not included herein.  Historical results are not necessarily indicative of results that may be expected for any future period.

Summary Consolidated Financial Data
(In thousands, except per share amounts)

	Years Ended June 30,

	2002	2001	2000	1999	1998

Revenues	$15,077	$36,446	$11,576	$517	$-
Gross profit (loss)	8,891	16,952	3,331	(124)	-
Operating loss	(38,828)	(107,926)	(61,063)	(11,126)	(9,225)

Net loss attributable to common stockholders	(39,151)	(111,367)	(69,374)	(11,471)	(10,582)
Basic and diluted net loss per common share	$(0.96)	$(3.63)	$(22.83)	$(7.21)	$(9.27)
Shares used in computing basic and diluted net
loss per common share (1)	40,644	30,643	3,039	1,591	1,141

Unusual expenses included in operating loss:
Stock-based and related compensation charges	$12,433	$17,883	$19,277	$218	$-
In-process technology write-off	-	-	3,126	-	-
Amortization of goodwill and other intangible assets	1,511	8,959	2,809	-	-
Restructuring charges, net	773	9,724	-	-	-
Impairment of goodwill and other intangible assets	-	19,647	-	-	-

Total	$14,717	$56,213	$25,212	$218	$-

			June 30,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-tern investments	$8,690	$22,754	$18,660	$2,840	$2,076
Working capital (deficit)	(3,779)	7,126	4,598	1,000	1,180
Restricted cash	2,901	-	2,000	-	-
Total assets	25,270	47,621	63,979	4,087	3,075
Long-term debt and capital lease obligations	198	2,769	4,810	3,899	14,235
Redeemable convertible preferred stock	1,732	-	79,514	31,579	11,393
Total stockholders' equity (deficit)	$4,527	$15,343	$(40,632)	$(34,734)	$(23,587)

(1) See Note 3 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing basic and diluted net loss per common share data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our future financing needs, our future revenue growth prospects and our expense projections for future periods.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section below entitled "Factors That May Affect Future Results of Operations" and other documents we file with the Securities and Exchange Commission ("SEC").  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect subsequent events or circumstances after the date of this document.

Overview

Evolve provides enterprise software that optimizes the way organizations deliver services to their customers and employees.  Our service delivery software products are designed for service-oriented organizations where successful project delivery is vital to their business.  We primarily market our solution to professional services organizations and to corporate information technology departments in medium-to-large enterprises.

Evolve was founded in February 1995.  From our inception through December 1998, our activities, funded by the venture capital we raised, consisted primarily of building our business infrastructure, recruiting personnel and developing software and service offerings.  Our Evolve solution was first made commercially available the quarter ended March 31, 1999.  We have incurred net losses and negative cash flows from operations since inception.  Our accumulated deficit at June 30, 2002, was $254.9 million.

In August 2000, we completed an initial public offering of 5,750,000 shares of common stock, resulting in proceeds of $46.5 million, net of offering costs.  From October 2001 through August 2002, we raised an additional  $25.5 million in financing from the issuance of Series A and Series B Preferred Stock to new and existing investors.

Sources of Revenue and Revenue Recognition

We derive revenues from fees for licenses, implementation services and maintenance, and hosted license agreements.  We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and SOP 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts."  We also follow the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements."

Under SOP 97-2 as amended, SOP 81-1 and SAB 101, we recognize revenues when all of the following conditions are met:

when persuasive evidence of a customer agreement exists;
the delivery of the product or service subject to the agreement has occurred;
the associated fees are fixed or determinable; and
we believe that collection of these fees is reasonably assured.

We have established vendor specific objective evidence of fair value for certain services.  For these contracts, which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method.  Labor hours incurred are used as the measure of progress towards completion.  A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.  In cases where a sale of a license does not include implementation services, as in the sale of additional seats, revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met.

Our services revenue includes reimbursement for travel expenses incurred by our consultants and reimbursed by our customers.  These revenues are recognized in the period in which they are incurred.  The associated expenses are included as a cost of revenue.

Our customer agreements typically include arrangements for maintenance services to be provided by us.  Generally, we have vendor specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in our contracts.  In those cases where first year maintenance revenue is included in the license fee, we defer the fair value of the first year maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided, which normally commences on the date the software is delivered.

We generate revenue from our hosted license business by hosting the software and making the solution available to customers via the Internet, as well as by providing maintenance and other services to the customer.  In such situations, customers pay a monthly fee for the term of the contract in return for access to our software, maintenance and other services such as implementation, training, consulting and hosting.  For certain hosted software arrangements for which we do not have vendor specific objective evidence of fair value for the elements of the contract, fees are recognized on a monthly basis as the hosting service is provided.  In other circumstances where the customer has the right to take delivery of the software and we have vendor specific objective evidence of fair value for the hosting element of the contract, fees are allocated between the elements based on the vendor specific objective evidence.  We have discontinued offering new hosting contracts to our customers and will no longer provide hosting licenses and related services when our current hosting obligations expire.

License revenue includes product licenses to companies from which we have purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements").  Products and services purchased in reciprocal arrangements include:  (1) software licensed for internal use; (2) software licensed for resale or incorporation into our products; and (3) development or implementation services.  For reciprocal arrangements, we follow the AICPA's Technical Practice Aid ("TPA") No. 5100.56 and 5100.57 "Non-Monetary Exchanges of Software" and SOP 97-2 "Software Revenue Recognition."  In determining these fair values, we consider the recent history of cash sales of the same products or services in similar sized transactions.  Revenues recognized under reciprocal arrangements were $966,000, $2.1 million, and $369,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Deferred revenue represents amounts billed to customers under license and service arrangements in excess of amounts recognized as revenue to-date from those arrangements.  Deferred revenue also represents fees derived from maintenance and hosting agreements that are being recognized ratably over the unexpired portion of the underlying period of the agreements.  As work progresses towards completion of these arrangements, a portion of the deferred revenue will be recognized.  Certain revenues will also be deferred, if other revenue recognition criteria have not been met.

Stock-Based Compensation

We incurred stock-based compensation charges in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of our common stock for accounting purposes.  The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $40.3 million as of August 9, 2000, the date of our Initial Public Offering.  We use the accelerated method of the Financial Account Standards Board ("FASB") Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable or Award Plans," over the four-year vesting period of the granted options.  During fiscal 2001 and 2002, the effects of systematic amortization, employee terminations and modifications of stock-based awards reduced our remaining unearned stock-based compensation balance to $1.5 million.  We expect that our results from operations will include stock-based compensation expense, at a maximum, through 2004.  Future terminations or modifications to existing awards will impact future stock-based compensation expense.   We have recorded stock-based charges of $12.4 million, $17.9 million and $19.3 million for the years ended June 30, 2002, 2001 and 2000, respectively.

As a result of employee terminations and the implementation of a stock option swap program during the year ended June 30, 2002, and as a result of employee terminations during the year ended June 30, 2001, we recorded a reduction of additional paid-in capital and unearned stock-based compensation of $5.6 million for each of these two years.  For many terminated employees and swapped options, we had incurred significant deferred stock-based charges on the original option grants in previous years.  The reversed amounts represent the additional paid-in capital and stock-based compensation amounts associated with the unvested options and stock awards.

In connection with the termination of employment of certain executive officers in fiscal 2001, we entered into arrangements with those executive officers to provide consulting services.  For accounting purposes, this was deemed to be a change in status of the employee and resulted in a new measurement date for the amended equity awards in accordance with FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation."  As a result of these arrangements, during the year ended June 30, 2001, we reduced additional paid-in capital, reduced unearned stock-based compensation and reversed stock-based charges of $2.7 million, $1.5 million and $1.2 million, respectively, related to previously recognized stock-based compensation.  The revised value of the modified awards, using the Black-Scholes option pricing model affected additional paid-in capital and unearned stock-based compensation by a credit of $40,000 and a charge of $400,000 for the years ended June 30, 2002 and 2001, respectively.  The related amortization was a credit of $40,000 and a charge of $391,000 for the years ended June 30, 2002 and 2001, respectively.

In addition, for other executive officers whose employment was terminated in fiscal 2001 and who had purchased restricted stock with full recourse notes, we agreed, as part of their termination settlements, to allow them to sell back to us their restricted shares in exchange for cancellation of the notes.  Accordingly, these notes are accounted for as non-recourse notes on a variable basis such that the charge or credit arising from these notes will fluctuate from period to period based on our stock price.  As a result of these arrangements, during the year ended June 30, 2001, we recorded a reduction in additional paid-in capital, a reduction in unearned stock-based compensation and a reversal of stock-based charges of $6.0 million, $3.1 million and $2.9 million, respectively, related to previously recognized stock-based compensation associated with the unvested portion of the original award.  During the year ended June 30, 2001, the value of the modified awards, using the Black-Scholes option pricing model, decreased stockholder notes receivable by $3.0 million, increased unearned stock-based compensation by $3.2 million and decreased interest receivable by $243,000.  During the year ended June 30, 2002, the revised value of the awards decreased stockholder notes receivable and additional paid-in capital by $385,000 and $40,000, respectively, and increased unearned stock-based compensation by $345,000.  The related amortization was $2.3 million and $1.1 million for the years ended June 30, 2002 and 2001, respectively.

In October 2001, the Board of Directors voted to modify existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, from thirty days to fifteen months after the date of termination.  The loans are secured only by the underlying stock, which they were used to purchase.  As a result, the loans became subject to variable accounting and the outstanding stockholder loans and related interest were revalued to their net realizable value of $0.13 per share at June 30, 2002, resulting in a reduction of stockholders' loans and related interest and an increase in expenses of $7.5 million for fiscal 2002.  Until they are due or repaid, if earlier, the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

The financial impact on operating results of these arrangements is included within stock-based compensation expense.

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

We believe that the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from fees for licenses, implementation services and maintenance, and hosted license agreements.  We recognize revenues in accordance with the provisions of the AICPA SOP 97-2, "Software Revenue Recognition," as amended and SOP 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts."  We also follow the provisions of the Securities and Exchange Commission's SAB 101, "Revenue Recognition in Financial Statements."

Under SOP 97-2 as amended, SOP 81-1 and SAB 101, we recognize revenues when all of the following conditions are met:

when persuasive evidence of a customer agreement exists;
the delivery of the product or service subject to the agreement has occurred;
the associated fees are fixed or determinable; and
we believe that collection of these fees is reasonably assured.

We have established vendor specific objective evidence of fair value for certain services.  Our implementation services are considered essential to the functionality of our software primarily because we do not have significant experience of third party consultants implementing our software at customer sites.  We are investing in our partner strategy and expect, in the near future, that customers will have the ability to purchase implementation services from trained and certified partners.  In the meantime, our implementation services are essential to the functionality of the software and, for those contracts where the services are reasonably estimable, the license and services revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method.  Labor hours incurred are used as the measure of progress towards completion.  A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.  In the future, if our implementation services are no longer considered essential to the functionality of the license, our revenue recognition will be accelerated under these arrangements with license revenue being recorded upon delivery assuming all other criteria are met.  In cases where a sale of a license does not include implementation services, as in the sale of additional seats, revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met.

We do not recognize revenue for refundable fees or agreements with cancellation rights until such rights to refund or cancel have expired.

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

Goodwill and Other Intangible Assets

We are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our market capitalization relative to net book value for a sustained period.  When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.  Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense.  We have recorded significant impairment charges for goodwill and intangible assets in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.  At June 30, 2002, we determined that our balances of $478,000 relating to goodwill and $1.7 million relating to acquired technologies were not impaired.

We will adopt Statement of Financial Accounting Standards ("SFAS") No. 142 effective July 1, 2002, which will result, among other items, in no longer amortizing our existing goodwill.  Other than goodwill and acquired workforce in place, which will be subsumed into goodwill on adoption, all identifiable intangible assets will continue to be amortized in accordance with SFAS No. 142.  We are currently reviewing the impact of the adoption of SFAS No. 142, including the transition impairment tests.  The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle.

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

(in thousands)	Years Ended June 30,

	2002	2001	2000

Revenues:
License	$5,700	$15,627	$4,520
Services & maintenance	7,377	17,769	6,943
Hosted	2,000	3,050	113

Total revenues	15,077	36,446	11,576

Cost of revenues:
License	1,699	915	589
Services & maintenance:
Other services & maintenance	4,214	13,834	6,174
Stock-based and related compensation charges	39	1,547	1,382
Hosted	234	3,198	100

Total cost of revenues	6,186	19,494	8,245

Gross profit	8,891	16,952	3,331

Operating expenses:
Sales and marketing:
Other sales and marketing	14,234	39,685	23,965
Stock-based and related compensation charges	2,642	4,557	4,999
Research and development:
Other research and development	11,678	19,506	10,415
Stock-based and related compensation charges	1,598	3,088	3,301
General and administrative:
Other general and administrative	7,129	11,021	6,184
Stock-based and related compensation charges	8,154	8,691	9,595
In-process technology write-off	-	-	3,126
Amortization of goodwill and other intangible assets	1,511	8,959	2,809
Restructuring charges, net	773	9,724	-
Impairment of goodwill and other intangible assets	-	19,647	-

Total operating expenses	47,719	124,878	64,394

Operating loss	(38,828)	(107,926)	(61,063)

Interest income	487	3,014	1,085
Interest expense	(328)	(339)	(378)
Other income (expense)	386	(139)	5

Net loss	(38,283)	(105,390)	(60,351)

Beneficial conversion feature of preferred stock	(868)	(5,977)	(9,023)

Net loss attributable to common stockholders	$(39,151)	$(111,367)	$(69,374)

Revenues

Total revenues were $15.1 million, $36.4 million and $11.6 for the years ended June 30, 2002, 2001 and 2000, respectively, representing a decrease of 59% from fiscal 2001 to fiscal 2002 and an increase of 215% from fiscal 2000 to fiscal 2001.  For fiscal 2002 and 2001, sales to one customer accounted for 14% of total revenues in each year.  For fiscal 2000, sales to two customers accounted for 19% and 13% of total revenues.

License revenues were $5.7 million, $15.6 million and $4.5 million for the years ended June 30, 2002, 2001 and 2000, respectively, representing a decrease of 64% from fiscal 2001 to fiscal 2002 and an increase of 246% from fiscal 2000 to fiscal 2001.  The decrease from fiscal 2001 to fiscal 2002 was attributable to the weak economy coupled with our efforts to diversify the client base to include global services companies, services divisions of technology companies and Corporate IT organizations in Global 2000 companies and a concurrent loss of revenues from our traditional client base of internet-focused technology-oriented consultants and design and integration services providers.  The increase from fiscal 2000 to fiscal 2001 was attributable primarily to an increase in our customer base, an increase in the average size of the sales contracts entered into by customers and an increase in the amount of additional purchases by our installed customers.  Future revenues are dependent on our ability to attract new customers and to continue to service the current installed base.

Total services and maintenance revenues were $7.4 million, $17.8 million and $6.9 million for the years ended June 30, 2002, 2001 and 2000, respectively, representing a decrease of 58% from fiscal 2001 to fiscal 2002 and an increase of 156% from fiscal 2000 to fiscal 2001.  The decrease from fiscal 2001 to fiscal 2002 was attributable to the same factors that affected our license revenue.  The increase from fiscal 2000 to fiscal 2001 was primarily attributable to an increase in our customer base.

Total hosted revenues were $2.0 million, $3.1 million and $113,000 for the years ended June 30, 2002, 2001 and 2000, respectively, representing a decrease of 34% from fiscal 2001 to fiscal 2002 and an increase of 2,599% from fiscal 2000 to fiscal 2001.  The decrease from fiscal 2001 to fiscal 2002 was attributable to our efforts to discontinue  our hosting business.   The increase from fiscal 2000 to fiscal 2001 was primarily attributable to an increase in our hosted customer base.  Future hosted revenues are limited to current hosting customers and will decline significantly as we are discontinuing our hosted license offering.

Cost of Revenues

Total cost of revenues, excluding stock-based compensation, was $6.1 million, $17.9 million and $6.9 million for the years ended June 30, 2002, 2001 and 2000, respectively, representing a decrease of 66% from fiscal 2001 to fiscal 2002 and an increase of 162% from fiscal 2000 to fiscal 2001.

Cost of license revenues consists principally of royalties due to third parties for integrated third-party technology.  Cost of license revenues was $1.7 million, $915,000 and $589,000 for the years ended June 30, 2002, 2001 and 2000, respectively, representing increases of 86% from fiscal 2001 to fiscal 2002 and 55% from fiscal 2000 to fiscal 2001.  The increases in both periods were primarily attributable to increased costs associated with the costs of incorporating additional third-party products into our offerings.  As a percentage of license revenues, cost of licenses revenues was 30%, 6% and 13% in fiscal 2002, 2001 and 2000, respectively.  Cost of license revenues did not decline proportionally with license revenues because some of our royalty agreements with third parties include a minimum commitment.

Cost of services and maintenance revenues, excluding stock-based compensation charges, consists principally of the payroll-related costs for employees involved in providing technical support services to customers under maintenance contracts as well as payroll, travel and overhead costs related to employees and consultants involved in providing services for implementation and training to our customers.  Cost of services and maintenance revenues, excluding stock-based compensation, was $4.2 million, $13.8 million and $6.2 million for the years ended June 30, 2002, 2001 and 2000, respectively, representing a decrease of 70% from fiscal 2001 to fiscal 2002 and an increase of 124% from fiscal 2000 to fiscal 2001.  The decrease in total cost of services and maintenance revenues was primarily due to decreased payroll costs for employees and third-party consultants involved in providing implementation services to customers and to a lesser extent payroll and overhead costs of technical support services.  As a percentage of services and maintenance revenues, cost of services and maintenance revenues, excluding stock-based compensation, was 57%, 78% and 89% in fiscal 2002, 2001 and 2000, respectively.

Cost of hosted revenues consists principally of payroll related costs for employees involved in providing technical support and consulting services to our hosting customers, in addition to the cost of rental space for the servers that host the customers.  Cost of hosted revenues was $234,000, $3.2 million and $100,000 for the years ended June 30, 2002, 2001 and 2000, respectively, representing a decrease of 93% from fiscal 2001 to fiscal 2002 and an increase of 3,098% from fiscal 2000 to fiscal 2001.  The decrease from fiscal 2001 to fiscal 2002 was attributable to our decision to discontinue offering hosting services, which resulted in fewer hosting customers.   The increase from fiscal 2000 to fiscal 2001 was primarily attributable to an increase in our hosted customer base.  As a percentage of hosted revenues, cost of hosted revenues was 12%, 105% and 88% in fiscal 2002, 2001 and 2000, respectively.

The number of employees in our services organization decreased 69% from June 30, 2001 to June 30, 2002, and 65% from June 30, 2000 to June 30, 2001.  The average number of employees in fiscal 2002 decreased by 79% from fiscal 2001.  The average number of employees in fiscal 2001 increased by 124% from fiscal 2000.  We are seeking to reduce the cost of services, over time, by having customers engage third parties to provide a substantial portion of the applications-related implementation services.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, along with the costs of advertising, public relations, website development, trade shows, seminars, promotional materials and other sales and marketing programs.  Sales and marketing expenses, excluding stock-based compensation, were $14.2 million, $39.7 million and $24.0 million for the years ended June 30, 2002, 2001 and 2000, respectively.  The 64% decrease in fiscal 2002 compared with fiscal 2001 resulted primarily from a 50% sales and marketing workforce reduction at June 30, 2002, compared with June 30, 2001, combined with a 73% decrease in advertising and marketing initiatives.  The average headcount for fiscal 2002 was 51% lower than the average headcount for fiscal 2001.  The 66% increase in fiscal 2001 compared with fiscal 2000 resulted principally from building the domestic and international direct sales force and investing in sales and marketing infrastructure.  The number of employees in the sales and marketing organization decreased 13% from June 30, 2000 to June 30, 2001, but the average headcount in fiscal 2001 was 133% higher than the average headcount for fiscal 2000.  We expect that the level of sales and marketing expenses will remain stable in the next fiscal year.  However, management will continue to focus on managing expenses and will invest or reduce expenses as deemed appropriate.

Research and Development.  Research and development expenses consist primarily of personnel and related costs associated with our product development efforts, including fees paid to third parties for consulting services.  Research and development expenses, excluding stock-based compensation, were $11.7 million, $19.5 million and $10.4 million for the years ended June 30, 2002, 2001 and 2000, respectively.  The 40% decrease in fiscal 2002 compared with fiscal 2001 relates primarily to a decreased reliance on third party consultants and a workforce reduction of 42% at June 30, 2002, compared with June 30, 2001.  The reduction in headcount includes the closure of our India office and the discontinuance of our development efforts to support our hosting business.  The average headcount in fiscal 2002 was 8% lower than in fiscal 2001.  The 87% increase in 2001 compared with fiscal 2000 relates primarily to an increased reliance on third party consultants as specialized technical experts were utilized to accelerate the delivery of new releases and products and a 58% increase in headcount at June 30, 2001, compared with June 30, 2000.  The average headcount in fiscal 2001 was 83% higher than in fiscal 2000.  We expect that the absolute dollar amount of research and development expenses will remain stable in the next fiscal year.  However, management will continue to focus on managing expenses and will invest or reduce expenses as deemed appropriate.

General and Administrative.  General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel, bad debt expense and professional service fees.  General and administrative expenses, excluding stock-based compensation, were $7.1 million, $11.0 million and $6.2 million for the years ended June 30, 2002, 2001 and 2000, respectively.  The 35% decrease in fiscal 2002 compared with fiscal 2001 resulted primarily from a 45% decrease in general and administrative personnel at June 30, 2002, compared with June 30, 2001, a 29% decrease in our bad debt reserve and a 19% reduction in our legal expenses.  The average headcount for fiscal 2002 was 51% less than in fiscal 2001.  The 78% increase in fiscal 2001 compared with fiscal 2000 resulted primarily from an increase in general and administrative personnel to support the growth of the business, a 776% increase in bad debt expense related to the impact of the worsening general economic situation on selected customers and a 27% increase in legal fees related to litigation with PeopleSoft and a former executive.  While the number of general and administrative employees at June 30, 2001, was 22% lower than at June 30, 2000, the average headcount in fiscal 2001 was 78% higher than in 2000.  We expect that general and administrative expenses relating to personnel will remain stable in the next fiscal year.  However, management will continue to focus on managing expenses and will invest or reduce expenses as deemed appropriate.

In-process Technology Write-off.  In conjunction with the March 31, 2000, acquisition of InfoWide, Inc., we acquired $3.1 million of in-process technology that was immediately expensed because technological feasibility had not been established and no future alternative uses of the technology existed.  The amount allocated to the purchased in-process technology of $3.1 million was determined based on an appraisal completed by an independent third party using established valuation techniques.  The projects' percentages-of-completion were estimated to be in the range between 10% and 67%.  The value of this in-process technology was determined by estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process technology, estimating the costs to develop the purchased in-process technology into commercially viable products and discounting the net cash flows back to their present value.

Amortization of Goodwill and Other Intangible Assets.  In connection with the acquisition of certain assets of Vivant! Corporation, on June 29, 2001, and with the assistance of an independent valuation, we recorded  $2.2 million for developed technology, $718,000 for goodwill and $187,000 for acquired workforce.  Additionally, in connection with the acquisition of InfoWide on March 31, 2000, we recorded $32.6 million in goodwill, purchased technology and other intangible assets including in-process technology of $3.1 million.  During the quarter ended June 30, 2001, our goodwill and other intangibles were substantially reduced because of the write-off of $19.6 million resulting from the impairment of all of the remaining intangible assets from the InfoWide acquisition.  As a result of the acquisition of Vivant! and the write-off of InfoWide, charges for the amortization of goodwill and other intangible assets declined to $1.5 million from $9.0 million for fiscal 2002 compared with fiscal 2001.  All of these intangible assets were amortized over periods not exceeding thirty-six months.

We will adopt SFAS No. 142 effective July 1, 2002, which will result, among other items, in no longer amortizing our existing goodwill.  Other than goodwill, all identifiable intangible assets will continue to be amortized in accordance with SFAS No. 142, including the transition impairment tests.  The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle.

Restructuring Costs, net.  Beginning in the quarter ended June 30, 2001, through the quarter ended June 30, 2002, we critically reviewed our operations and cost structure and took actions to reduce costs and strengthen our position in executing our strategy.  These decisions resulted in the involuntary termination of 220 employees.  The terminations were from all functions of our operations and included twenty-two employees from the fiscal 2002 closure of our India research facility and a significant reduction in our European operations.  As a result of the headcount reduction, we recorded severance and related benefit charges of $2.0 million and $1.6 million for the years ended June 30, 2002 and 2001, respectively.  In addition to closing our India facility and substantially reducing our European operations in fiscal 2002, we consolidated our facilities at our Emeryville headquarters in fiscal 2001, which resulted in an excess facilities charge of $6.4 million in fiscal 2001 and a net recovery of $1.8 million in fiscal 2002, which includes a reversal of $2.2 million of previously accrued restructuring charges for the excess space at our headquarters that resulted from amending the original lease to relieve us from some future rental obligations.  We also recorded charges for impairment of certain fixed assets, including leasehold improvements and furniture related to excess facilities, computer hardware and software and telecommunications equipment related to the workforce reduction of $555,000 and $1.7 million in fiscal 2002 and 2001, respectively.  A rollforward of our restructuring-related liability follows:

(in thousands)	Severance		Fixed
	and Related		Asset
	Charges	Facilities	Write-off	Totals

Restructuring charges	$1,597	$6,433	$1,694	$9,724
Amount paid	(817)	(354)	-	(1,171)
Non-cash charges	-	-	(1,694)	(1,694)

Accrued liabilities at June 30, 2001	$780	$6,079	$-	$6,859

Restructuring charges, net of reversals	2,000	(1,782)	555	773
Amount (paid) received	(2,315)	(1,744)	112	(3,947)
Non-cash charges	(189)	(119)	(566)	(874)

Accrued liabilities at June 30, 2002	$276	$2,434	$101	$2,811

Short-term	$276	$1,746	$101	$2,123
Long-term	$-	$688	$-	$688

Impairment of Goodwill and Other Assets.  During the fourth quarter of fiscal 2001 we identified indicators of possible impairment of goodwill and other acquired intangible assets relating to the InfoWide acquisition.  These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts and the decision to discontinue our Services.com service.  Initially, we compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed.  We then measured the amount of the impairment as the amount by which the carrying amount exceeded the present value of the estimated future cash flows, discounted at an appropriate rate.  As a result, we recorded a charge of $19.6 million related to the impairment of goodwill and other intangible assets, including $14.2 million in goodwill, $376,000 in non-compete agreements and $3.5 million in technology acquired from InfoWide, as well as $1.5 million relating to software used in our discontinued Services.com business.  At June 30, 2002, we determined that there was no impairment of remaining goodwill and other purchased intangibles.

Interest Income, Interest Expense and Other Income (Expense), net.  The net of interest income, interest expense and other income (expense) was $545,000, $2.5 million and $712,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

Interest income was $487,000, $3.0 million and $1.1 million in fiscal 2002, 2001 and 2000, respectively.  The decrease in fiscal 2002 was primarily attributable to our decreasing cash balance and lower bank interest rates.  The increase in fiscal 2001 was primarily attributable to increased cash balances resulting from the completion of our Series I Preferred Stock issuances in June and July 2000 and initial public offering in August 2000.

Interest expense was $328,000, $339,000 and $378,000 in fiscal 2002, 2001 and 2000.  The decrease in fiscal 2002 resulted primarily from the conclusion of certain capital leases and the fiscal 2001 final payoff of non-convertible notes and was partially offset by increased interest expense from our bank credit facility.  The decrease in fiscal 2001 resulted from the payoff of non-convertible notes partially offset by increased interest expense from our bank credit facility and capital leases.

Other income (expense) which consists primarily of foreign currency gains and losses on the intercompany accounts with our UK and India operations and currency gains and losses on our UK sales was $386,000, ($139,000) and $5,000 for fiscal 2002, 2001 and 2000, respectively.

The results of interest income, interest expense and other income (expense), net will depend on a number of factors, which include, but are not limited to, the levels of cash and cash equivalent balances and borrowings.

Beneficial Conversion of Preferred Stock.  We recorded a dividend charge of $868,000, $6.0 million and $9.0 million for the years ended June 30, 2002, 2001 and 2000, respectively, in respect to a beneficial conversion feature associated with the sale of various preferred stock offerings.

Income Taxes.  From inception through June 30, 2002, we have incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit.  As of June 30, 2002, there were approximately $141.6 million of federal and $60.6 million of state net operating loss carry-forwards to offset future taxable income.  The federal net operating loss carry-forwards expire on varying dates from 2015 through 2022 and the state net operating loss carry-forwards expire on varying dates from 2002 through 2014.  Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, we do not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles for recognition of a tax benefit.  Therefore, we recorded a 100% valuation allowance against the deferred income tax asset.  In addition, utilization of the loss carry-forward may be subject to limitations due to changes in equity ownership.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles.  Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.  We adopted SFAS No. 142 effective July 1, 2002, which will result, among other items, in our no longer amortizing our existing goodwill.  We are currently reviewing the impact of the adoption of FAS No. 142, including the identification of reporting units and the transition impairment tests.  The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale.  Although SFAS No. 144 retains certain of the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business."  SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged.   We adopted SFAS No. 144 on July 1, 2002.  There was no significant impact on our financial statements upon adoption.

In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."  This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as "out-of-pocket" expenses, incurred by entities that provide services as part of their central ongoing operations.  The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement.  This issue is effective for fiscal years beginning after December 15, 2001.  During the year ended June 30, 2002, we adopted EITF 01-14.  As a result, we reclassed a total amount of $537,000, $1.5 million and $1.0 million from operating expenses to revenue for the years ended June 30, 2002, 2001 and 2000, respectively.   Additionally, we reclassed a total amount of $573,000, $2.1 million and $1.1 million from operating expenses to cost of revenues for the years ended June 30, 2002, 2001 and 2000, respectively.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Liquidity and Capital Resources

Since inception, through September 2002, our operations have been financed primarily through private sales of common and preferred stock, with net proceeds totaling approximately $169 million.  Included in the total is $46.5 million from our Initial Public Offering (IPO), net of offering costs of $5.3 million.  We have also utilized a $4.8 million term loan of which $2.6 million remains outstanding at June 30, 2002.  As of June 30, 2002, we had $8.7 million in cash and cash equivalents and a $3.8 million shortfall in working capital.

We have sustained net losses and negative cash flows from operations since our inception.  Our ability to meet our obligations in the ordinary course of business is dependent on our ability to reduce net operating expenses, to increase revenues and to raise additional financing through public or private equity financing or other sources of financing to fund operations.  There is no assurance that we will achieve a reduction of net operating expenses or that we will be able to raise adequate financing from other sources.  We believe that our current funds and access to available capital will be sufficient to enable us to meet our planned expenditures for at least the next twelve months.  If anticipated operating results are not achieved, management has the intent and it believes that it has the ability, to reduce expenditures by reductions in headcount so as not to require additional financial resources, if such resources were not available on acceptable terms.

For the year ended June 30, 2002, net cash used in operating activities was $25.8 million resulting principally from a net loss of $38.3 million offset by non-cash charges for amortization and depreciation of $5.1 million, stock-based charges of $4.9 million and write-down of stockholder loans of $7.5 million and a net increase in assets and liabilities of $5.8 million.  For the year ended June 30, 2001, net cash used in operating activities was $50.1 million resulting principally from a net loss of $105.4 million offset by non-cash charges for amortization and depreciation of $12.7 million, impairment of goodwill of $19.6 million, stock-based charges of $17.9 million and a net decrease in assets and liabilities of $2.2 million.  For the year ended June 30, 2000, net cash used in operating activities was $24.2 million resulting principally from a net loss of $60.4 million offset by non-cash charges for amortization and depreciation of $3.8 million, in-process technology write-off of $3.1 million, stock-based charges of $19.3 million and a net decrease in assets and liabilities of $9.5 million.

Net cash used in investing activities was $320,000, $10.7 million and $9.4 million for the years ended June 30, 2002, 2001 and 2000, respectively.  Net cash used in investing activities for the year ended June 30, 2002, consisted principally of the net maturity of short-term investments of $2.8 million, the purchase of property and equipment of $295,000 and of a restricted certificate of deposit for $2.9 million used to secure a stand-by letter-of-credit for our Emeryville lease.  Net cash used in investing activities for the year ended June 30, 2001, consisted primarily of the net purchase of short-term investments of $2.8 million and the purchase of property and equipment of $8.6 million.  Net cash used in investing activities for the year ended June 30, 2000, consisted primarily of the purchase of property and equipment of $7.4 million and of a restricted certificate of deposit for $2.0 million used to secure a stand-by letter-of-credit for the Emeryville lease.

Net cash provided by financing activities was $15.4 million, $61.9 million and $49.5 million for the years ended June 30, 2002, 2001 and 2000, respectively.  Net cash provided by financing activities for the year ended June 30, 2002, consisted primarily of the net proceeds of $18.1 million from sale of preferred stock, partially offset by principal payments on our bank credit facility of $2.2 million and payments of capital lease obligations of $639,000.  Net cash provided by financing activities for the year ended June 30, 2001, consisted primarily of the net proceeds of $46.5 million for our IPO and the issuance of $12.6 million of preferred stock.  Net cash provided by financing activities for the year ended June 30, 2000, consisted primarily of the net proceeds of $47.9 million from sales of preferred stock.

On November 13, 2001, we revised an existing credit arrangement and signed an amended Loan and Security Agreement to restructure our credit facilities, to obtain a waiver of certain defaults under the previous credit arrangement, to reduce the line-of-credit to $3.0 million and to eliminate our term loan credit facility.  The amendment allowed the repayment of the then outstanding balance of the term loan, or $4.4 million, with interest accruing at the bank's prime rate plus 0.75% and 1.00%, respectively.  At June 30, 2002, these rates were 5.50% and 5.75%, respectively.  As of June 30, 2002, $2.6 million of the term loan facility was outstanding and will be fully repaid by July 1, 2003.  The line-of-credit facility expired on March 31, 2002, but a fully secured standby letter-of-credit in the amount of $2.9 million remained outstanding as of June 30, 2002.  The term loan credit facility is collateralized by all of our assets, including intellectual property, except for previously leased equipment.  In connection with the loan amendment, the bank approved new financial covenants for the periods commencing October 1, 2001.  Under these covenants, we were required to:  (1) maintain at all times a minimum bank liquidity ratio of 1.50 to 1.00, reducing to a ratio of 1.25 to 1.00 on January 31, 2002, (the cash component of this ratio is required to be held at the bank); (2) beginning with the month ended December 31, 2001, maintain, on a monthly basis, the greater of (a) a minimum company liquidity ratio of 1.75 to 1.00 or (b) $14.0 million in unrestricted cash (unrestricted cash will include any restricted cash held by the bank) reducing to $8.0 million on January 31, 2002; and (3) beginning with the month ended December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00.

We were in violation of the maximum leverage ratio financial covenant from December 2001 through February 2002.  However, we received a waiver of all defaults in March 2002.  On April 19, 2002, we signed a first amendment to the amended and restated Loan and Security Agreement, which amended certain financial covenants.  In connection with the amendment, the bank approved new financial covenants commencing April 1, 2002.  Under the new covenants, we are required to:  (1) maintain, at all times, a minimum bank liquidity ratio of not less than 1.25 to 1.00; (2) maintain, at all times, unrestricted cash (unrestricted cash will include any restricted cash held by the bank) of not less than $8.0 million; and (3) maintain minimum revenue targets which increase quarterly.  At June 30, 2002, we were in compliance with all amended covenants.

The following summarizes our contractual obligations, including those entered into subsequent to year-end and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)
	Operating	Bank
Year ending June 30,	Leases	Facility	Total

2003	$3,550	$2,376	$5,926
2004	1,832	198	2,030
2005	1,622	-	1,622
2006	1,318	-	1,318
2007	820	-	820
2008	44	-	44

Total	$9,186	$2,574	$11,760

From time to time, in the normal course of business, various claims are made against us.  At this time, we do not believe that there are any pending claims, the outcome of which is expected to result in a material adverse effect on our financial position, results of operations or cash flow.

Recent Developments

On July 25, 2002, we appointed Arthur T. Taylor as Chief Financial Officer and Vice President, replacing Kenneth J. Bozzini.

On August 1, 2002, we resolved, without admission of liability, a lawsuit with one of our early customers, which had filed an action in the United States District Court alleging claims that certain software and services purchased from us did not satisfy certain contractual obligations.  The lawsuit further alleged that we engaged in unfair or deceptive practices in violation of state law and was seeking treble damages.  We settled this litigation by agreeing to pay a previously accrued amount on or before August 8, 2002.

On September 23, 2002, we signed a commitment letter to amend the covenants of our amended and restated loan and security agreement with Comerica Bank for the existing term loan balance of $2.0 million and existing fully secured standby letter-of-credit of $2.3 million.  The new covenants include (a) a minimum bank liquidity ratio of 2:00 to 1:00; (b) minimum ascending quarterly revenue requirements; and (c) a minimum unrestricted cash balance, held at the bank, of $2.0 million.

On September 23, 2002, we signed a Sublease Agreement with Providian Financial, Inc., for space located in San Francisco, California, which we expect to occupy by October 15, 2002.  This new property is more appropriately sized for our current organization and we expect it to provide a more efficient working environment.

On September 24, 2002, we signed a termination agreement for our existing lease with the landlord of our Emeryville headquarters facility, effective October 15, 2002.  We expect to incur a restructuring charge of approximately $6.0 million in our second fiscal quarter this year in connection with vacating the facility.  Included in the restructuring costs are the remaining lease liability, brokerage fees, impairment of leasehold improvements and a loss on sale of furniture and fixtures.

The net effect of these two agreements on total operating lease commitments was not significant and is reflected in the table in the Liquidity section above.

Private Placement

In August 2002, we completed a private placement of shares of Series B Preferred Stock pursuant to a Series B Preferred Stock Purchase Agreement, with existing investors.  We sold an aggregate of 750,000 shares of Series B Preferred Stock at $10.00 per share for total proceeds of $7.5 million.  The commitment closed and all the funds were received in August 2002.

Voting Rights.  The Series B preferred stockholders will have voting rights on an as-if converted to common stock basis based on the conversion ratio as of the closing date.  As long as shares of Series B Preferred Stock are outstanding, the Series B preferred stockholders will vote as a separate class to elect directors which, when added to the directors elected by Series A preferred stockholders, will be in proportion to the number of shares of common stock into which both classes of the preferred stock are convertible.

Conversion.  Shares of the Series B Preferred Stock may, at the option of the holder, be converted at any time into common stock by dividing the liquidation preference per share of Series B Preferred Stock by the conversion price of $0.19 per share.  We may automatically convert the Series B Preferred Stock into common stock after five years from the date of issuance, if the common stock price exceeds $5.00 for 30 consecutive trading days.

Dividends. The Series B Preferred Stock will share in all dividends declared on the common stock and Series A Preferred Stock on an as converted basis.

Liquidation Preferences.  The stated liquidation preference of the Series B Preferred Stock is equal to the original sales price of $7.5 million plus accretion from the date of issuance of 8% per annum compounded quarterly.  In the event of a change of control, the Series B preferred stockholders are entitled to receive the greater of (a) the amount of the liquidation preference that would be accreted over five years or (b) the amount which the Series B preferred stockholders would be entitled to if the Series B Preferred Stock were converted to common stock.  In the event of liquidation, the Series B Preferred Stock is senior to the Series A Preferred Stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in foreign currency exchange rates, interest rates and equity prices.

Foreign Currency Exchange Rate Risk

To date, all of our product sales have been made in North America and, to a smaller extent, Europe.  To the extent that international operations become meaningful, our financial results could be affected by a variety of factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets.  The strengthening of the U.S. dollar could make our products less competitive in foreign markets given that the vast majority of sales are currently made in U.S. dollars.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations.  Declines in interest rates over time would reduce interest income.  Interest rate fluctuations would also affect interest paid on our term loan.  We do not use derivative financial instruments for speculative or trading purposes.

Funds in excess of current operating requirements are invested in money market funds.  Because of the nature of our investments, we have concluded that there is no material market risk exposure at June 30, 2002.  Therefore, no quantitative tabular disclosures are presented.

The basic objectives of our investment program are to ensure:

safety and preservation of capital;
sufficient liquidity to meet cash flow requirements;
attainment of a consistent market rate of return on invested funds; and
avoiding inappropriate concentrations of investments.
Equity Risk

We do not own any marketable equity securities and are, therefore, not subject to any direct equity price risk.

Item 8. Financial Statements and Supplemental Data

The report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1 immediately following the Certifications page and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our independent accountants regarding financial disclosures.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is hereby incorporated by reference from the information under the caption "Election of Directors" contained in our definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of our last fiscal year in connection with the solicitation of proxies for our 2002 Annual Meeting of Stockholders (the "Proxy Statement").

Item 11. Executive Compensation

See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2002 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

See the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date such internal controls were evaluated.  There were no significant deficiencies or material weaknesses in such internal controls for which corrective actions should have been taken.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed or incorporated by reference as part of this Annual Report:

(1)	Financial Statements

Page

Report of PricewaterhouseCoopers LLP, Independent Accountants	F-1
Consolidated Balance Sheets at June 30, 2002 and 2001	F-2
Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000	F-3
Consolidated Statements of Redeemable Convertible Preferred Stock, Preferred Stock Warrants and Stockholders' Equity (Deficit) for years ended June 30, 2002, 2001 and 2000	F-4
Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000	F-5
Notes to Consolidated Financial Statements	F-6

(2)	Financial Statement Schedules

The following financial statement schedule is filed herewith at page 46 or included in the financial statements:
Schedule II-Valuation Account

(3)	Exhibits

Exhibit Number		Description

2.1	*	Asset Acquisition Agreement, dated as of May 22, 2001, by and between Evolve and Vivant! Corporation.
3.1	**	Amended and Restated Certificate of Incorporation of Registrant.
3.2	**	Bylaws of Registrant .
3.3		Amended and Restated Bylaws of Registrant.
4.1	**	Form of stock certificates.
10.1	**	Form of Indemnification Agreement between Registrant and each of its directors.
10.2	**	Office Building Lease, 1400 65th Street, Emeryville, California.
10.3	+	Amended Office Building Lease, 1400 65th Street, Emeryville, California.
10.4	**	1995 Stock Option Plan, as amended.
10.5	**	Amended and Restated 2000 Stock Plan.
10.6	**	Amended and Restated 2000 Employee Stock Purchase Plan.
10.7	**	Employment Offer Letter for John P. Bantleman.
10.8	**	Employment Offer Letter for James J. Bozzini.
10.9	**	Employment Offer Letter for Kurt M. Heikkinen.
10.10	**	Restricted Stock Purchase Agreements for John P. Bantleman dated January 1998, February 1999 and November 1999.
10.11	**	Restricted Stock Purchase Agreement for James J. Bozzini dated November 1999.
10.12	**	Restricted Stock Purchase Agreements for Kurt M. Heikkinen dated November 1999, February 2000 and July 2000.
10.13	**	Agreement that provides acceleration for vesting for John P. Bantleman dated February 1999.
10.14	**	Amended and Restated Stockholder Rights Agreement among certain investors dated June 2000.
10.15	**	Employment Offer Letter for Joseph A. Fuca.
10.16	*	Registration Rights Agreement, dated as of June 29, 2001, by and between Evolve and Vivant! Corporation.
10.17	+	Subordinated Loan and Security Agreement dated January 31, 2001, by and between Imperial Bank and Registrant.
10.18	+	Loan Amendment Agreement, dated November 13, 2001, between Registrant and Imperial Bank.
10.19	+	Amended Office Building Lease, 1400 65th Street, Emeryville, California.
10.20	+	Employment Offer Letter for Robert Gillette.
10.21	+	Employment Offer Letter for Linda Zecher.
10.22	+	Employment Offer Letter for Tim Cannon.
10.23	+	Employment Offer Letter for Lisa Campbell.
10.24	+	Employment Offer Letter for Dale Royal.
10.25	+	First Amendment to the Amended and Restated Loan and Security Agreement.
10.26		Employment Offer Letter for Arthur T. Taylor.
10.27		Change in Control and Severance Agreement for Arthur T. Taylor.
10.28		Amended and Restated 2002 Nonstatutory Stock Option Plan.
10.29		Loan Amendment Agreement, dated September 23, 2002, between Registrant and Comerica Bank.
10.30		Office Building Lease Termination Agreement, 1400 65th Street, Emeryville, California.
10.31		Office Building Sublease Agreement, 150 Spear Street, San Francisco, California.
10.32		Consent to Office Building Sublease Agreement, 150 Spear Street, San Francisco, California.
10.33		Amended and Restated 2000 Stock Plan.

Exhibit Number
10.34		Amended and Restated 2000 Employee Stock Purchase Plan.
21.1	+	List of Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1		Certification of Chief Executive Officer and Chief Financial Officer.

	+	Previously filed.
	*	Filed as an exhibit to Registrant's Periodic Report on Form 8-K filed July 17, 2001.
	**	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-32796).

(b)	Reports on Form 8-K No report on Form 8-K was filed during the fourth quarter of the fiscal year ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2002

Evolve Software, Inc.

/s/ ARTHUR T. TAYLOR

Arthur T.Taylor
Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Linda Zecher and Arthur T. Taylor, and each one of them, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signatures	Title	Date

/s/	GAYLE CROWELL	Chairman of the Board	September 30, 2002

Gayle Crowell

/s/	LINDA ZECHER	President and Chief Executive	September 30, 2002
Officer (Principal Executive Officer)
Linda Zecher

/s/	ARTHUR TAYLOR	Chief Financial Officer and Vice President of Finance	September 30, 2002
(Principal Financial and Accounting Officer)
Arthur T. Taylor

/s/	CARY DAVIS	Director	September 30, 2002

Cary Davis

/s/	JEFFREY M. DRAZAN	Director	September 30, 2002

Jeffrey M. Drazan

/s/	NANCY MARTIN	Director	September 30, 2002

Nancy Martin

/s/	JOHN R. OLTMAN	Director	September 30, 2002

John R. Oltman

/s/	PAUL ROCHESTER	Director	September 30, 2002

Paul Rochester

CERTIFICATIONS

I, Linda Zecher, certify that:

1.	I have reviewed this annual report on Form 10-K of Evolve Software, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/	LINDA ZECHER	President and Chief Executive
Officer (Principal Executive Officer)
Linda Zecher
September 30, 2002

I, Arthur T. Taylor, certify that:

1.	I have reviewed this annual report on Form 10-K of Evolve Software, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/	ARTHUR TAYLOR	Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)
Arthur T. Taylor
September 30, 2002

SCHEDULE II

EVOLVE SOFTWARE, INC. AND SUBSIDIARIES

VALUATION ACCOUNT
Year Ended June 30, 2002, 2001 and 2000
(In thousands)

		Balance at	Charged
		Beginning	to Operating	Balance at
Year	Description	of Year	Expenses	Deductions	End of Year

2000	Allowance for doubtful accounts	$-	$125	$-	$125
2001	Allowance for doubtful accounts	$125	$1,222	$617	$730
2002	Allowance for doubtful accounts	$730	$780	$1,224	$286

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Evolve Software, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Evolve Software, Inc. and its subsidiaries at June 30, 2002 and 2001 the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule identified in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
July 30, 2002, except for Note 19,
as to which the date is September 24, 2002

EVOLVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,

	2002	2001

Current assets:
Cash and cash equivalents	$8,690	$19,914
Short-term investments	-	2,840
Restricted cash	580	-
Accounts receivable, net of allowance for doubtful
accounts $286 and $730, respectively	2,979	6,414
Prepaid expenses and other current assets	1,789	2,454
Notes receivable from related party	-	175

Total current assets	14,038	31,797

Property and equipment, net	6,553	10,481
Restricted cash	2,321	-
Deposits and other assets	143	1,617
Goodwill and other intangible assets, net	2,215	3,726

Total assets	$25,270	$47,621

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
PREFERRED STOCK WARRANTS, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,937	$5,670
Accrued liabilities	3,512	5,852
Deferred revenues	7,667	8,117
Capital lease obligations, current portion	202	646
Restructuring accrual, current portion	2,123	2,208
Short-term debt	2,376	2,178

Total current liabilities	17,817	24,671

Capital lease obligations, less current portion	-	194
Restructuring accrual, less current portion	688	4,651
Long-term debt	198	2,575
Deferred rent	232	187
Common stock warrants	76	-

Total liabilities	19,011	32,278

Contingencies and commitments (Note 5 and Note 9):
Redeemable convertible preferred stock and preferred stock warrants
Issued and outstanding shares of preferred stock are 225,000 and zero
at June 30, 2002 and 2001, respectively	1,732	-

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2002 and 2001; shares issued and outstanding:
1,650,000 and zero shares as of June 30, 2002 and 2001, respectively	2	-
Common stock, $0.001 par value; 200,000,000 and 110,000,000 shares authorized as of June 30, 2002 and 2001, respectively; shares issued and outstanding: 44,836,414 and 40,051,956 shares
as of June 30, 2002 and 2001, respectively	45	40
Additional paid-in capital	262,017	250,485
Notes receivable from stockholders	(731)	(7,795)
Unearned stock-based compensation	(1,535)	(11,732)
Accumulated other comprehensive income	(370)	95
Accumulated deficit	(254,901)	(215,750)

Total stockholders' equity	4,527	15,343

Total liabilities, redeemable convertible preferred stock and preferred stock warrants, and stockholders' equity	$25,270	$47,621

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended June 30,

	2002	2001	2000

Revenues:
License	$5,700	$15,627	$4,520
Services & maintenance	7,377	17,769	6,943
Hosted	2,000	3,050	113

Total revenues	15,077	36,446	11,576

Cost of revenues:
License	1,699	915	589
Services & maintenance:
Other services & maintenance	4,214	13,834	6,174
Stock-based and related compensation charges	39	1,547	1,382
Hosted	234	3,198	100

Total cost of revenues	6,186	19,494	8,245

Gross profit	8,891	16,952	3,331

Operating expenses:
Sales and marketing:
Other sales and marketing	14,234	39,685	23,965
Stock-based and related compensation charges	2,642	4,557	4,999
Research and development:
Other research and development	11,678	19,506	10,415
Stock-based and related compensation charges	1,598	3,088	3,301
General and administrative:
Other general and administrative	7,129	11,021	6,184
Stock-based and related compensation charges	8,154	8,691	9,595
In-process technology write-off	-	-	3,126
Amortization of goodwill and other intangible assets	1,511	8,959	2,809
Restructuring charges, net	773	9,724	-
Impairment of goodwill and other intangible assets	-	19,647	-

Total operating expenses	47,719	124,878	64,394

Operating loss	(38,828)	(107,926)	(61,063)

Interest income	487	3,014	1,085
Interest expense	(328)	(339)	(378)
Other income (expense)	386	(139)	5

Net loss	(38,283)	(105,390)	(60,351)

Beneficial conversion feature of preferred stock	(868)	(5,977)	(9,023)

Net loss attributable to common stockholders	$(39,151)	$(111,367)	$(69,374)

Net loss per common share -- basic and diluted	$(0.96)	$(3.63)	$(22.83)

Shares used in net loss per common share calculation -- basic and diluted	40,644	30,643	3,039

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
PREFERRED STOCK WARRANTS AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible							Notes		Accumulated		Total
	Preferred Stock and						Additional	Receivable	Unearned	Other		Stockholders'
	Preferred Stock Warrants		Preferred Stock		Common Stock		Paid-In	from	Stock-Based	Comprehensive	Accumulated	Equity
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Stockholders	Compensation	Income	Deficit	(Deficit)
Balances, June 30, 1999	54,816	$ 31,579	-	$ -	4,171	$ 4	$ 1,895	$ (1,265)	$ (359)	-	$ (35,009)	$ (34,734)
Repurchase of common stock	-	-	-	-	(992)	(1)	(557)	502	-	-	-	(56)
Repayment of notes receivable	-	-	-	-	-	-	-	65	-	-	-	65
Issuance of common stock for notes receivable to related parties	-	-	-	-	3,296	3	5,715	(5,718)	-	-	-	-
Exercise of common stock options	-	-	-	-	1,920	2	3,968	(2,758)	-	-	-	1,212
Issuance of common stock and common stock options to non-employees	-	-	-	-	11	-	155	-	-	-	-	155
Issuance of preferred Series H for cash, net of issuance costs of $39	35,714	24,961	-	-	-	-	-	-	-	-	-	-
Issuance of preferred Series I for cash, net of issuance costs of $23	18,047	18,024	-	-	-	-	-	-	-	-	-	-
Exercise of warrants for preferred Series G	6,965	4,950	-	-	-	-	-	-	-	-	-	-
Exercise of warrants for common stock	-	-	-	-	67	-	800	-	-	-	-	800
Issuance of warrants for stock-based settlement	-	-	-	-	-	-	651	-	-	-	-	651
Dividend relative to beneficial conversion feature related to issuance of preferred Series I	-	-	-	-	-	-	9,023	-	-	-	(9,023)	-
Common stock issued for the acquisition of InfoWide	-	-	-	-	1,833	2	32,998	-	-	-	-	33,000
Unearned stock-based compensation	-	-	-	-	-	-	58,562	-	(58,562)	-	-	-
Amortization of unearned stock-based compensation	-	-	-	-	-	-	-	-	18,626	-	-	18,626
Net loss	-	-	-	-	-	-	-	-	-	-	(60,351)	(60,351)

Balances, June 30, 2000	115,542	79,514	-	-	10,306	10	113,210	(9,174)	(40,295)	-	(104,383)	(40,632)
Repurchase of common stock	-	-	-	-	(235)	-	(835)	609	-	-	-	(226)
Repayment of notes receivable	-	-	-	-	-	-	-	543	-	-	-	543
Issuance of common stock for notes receivable to related party	-	-	-	-	416	-	2,063	(2,063)	-	-	-	-
Issuance of common stock under stock option and stock purchase plans	-	-	-	-	619	1	2,843	(697)	-	-	-	2,147
Issuance of preferred Series I for cash	11,953	11,946	-	-	-	-	-	-	-	-	-	-
Exercise of warrants for common stock	-	-	-	-	233	-	500	-	-	-	-	500
Exercise of warrants for preferred Series F	967	632	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in conjunction with initial public offering, net of issuance costs of $5,284	-	-	-	-	5,750	6	46,469	-	-	-	-	46,475
Conversion of convertible preferred stock to common stock at IPO	(128,462)	(92,092)	-	-	21,410	21	92,070	-	-	-	-	92,091
Common stock issued for the acquisition of Vivant technology	-	-	-	-	1,553	2	2,098	-	-	-	-	2,100
Dividend relative to beneficial conversion feature related to issuance of preferred Series I	-	-	-	-	-	-	5,977	-	-	-	(5,977)	-
Reversal of unearned stock-based compensation associated with non-executive terminations	-	-	-	-	-	-	(5,625)	-	5,625	-	-	-
Amortization of stock-based compensation - non-executive	-	-	-	-	-	-	-	-	20,530	-	-	20,530
Reversal of unvested charge associated with executive awards	-	-	-	-	-	-	(8,685)	-	8,685	-	-	-
Modification of executive stock awards and remeasurement	-	-	-	-	-	-	400	2,987	(3,630)	-	-	(243)
Amortization of unearned stock-based compensation associated with executive awards	-	-	-	-	-	-	-	-	(2,647)	-	-	(2,647)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	95	-	95
Net loss	-	-	-	-	-	-	-	-	-	-	(105,390)	(105,390)

Balances, June 30, 2001	-	-	-	-	40,052	40	250,485	(7,795)	(11,732)	95	(215,750)	15,343
Repurchase of common stock	-	-	-	-	-	-	(12)	-	-	-	-	(12)
Issuance of common stock under stock option and stock purchase plans	-	-	-	-	221	-	101	-	-	-	-	101
Common stock issued for the acquisition of Vivant technology	-	-	-	-	4,563	5	(5)	-	-	-	-	-
Issuance of preferred Series A & preferred stock warrants, as amended, net of issuance costs of $601	225	1,732	1,650	2	-	-	13,648	-	-	-	-	13,650
Issuance of common stock warrants, as amended	-	-	-	-	-	-	1,296	-	-	-	-	1,296
Reclassification of certain preferred and common stock warrants on expiry	-	-	-	-	-	-	209	-	-	-	-	209
Dividend relative to beneficial conversion feature related to issuance of preferred Series A	-	-	-	-	-	-	1,943	-	-	-	(868)	1,075
Modification of stockholder notes receivable and other stock option awards	-	-	-	-	-	-	-	6,679	-	-	-	6,679
Reversal of unearned stock-based compensation associated with non-executive terminations	-	-	-	-	-	-	(5,608)	-	5,608	-	-	-
Amortization of stock-based compensation - non-executive	-	-	-	-	-	-	-	-	2,644	-	-	2,644
Modification of executive stock awards and remeasurement	-	-	-	-	-	-	(40)	385	(345)	-	-	-
Amortization of unearned stock-based compensation associated with executive awards	-	-	-	-	-	-	-	-	2,290	-	-	2,290
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(465)	-	(465)
Net loss	-	-	-	-	-	-	-	-	-	-	(38,283)	(38,283)

Balances, June 30, 2002	225	$ 1,732	1,650	$ 2	44,836	$ 45	$ 262,017	$ (731)	$ (1,535)	$ (370)	$ (254,901)	$ 4,527

The accompanying notes are an integral part of these consolidated financial statements.

EVOLVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2002	2001	2000

Cash flows from operating activities:
Net loss	$(38,283)	$(105,390)	$(60,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	21	38	-
Common stock options issued to non-employees	-	-	23
Allowance for doubtful accounts	780	1,222	125
Depreciation and amortization - fixed assets	3,595	3,696	944
Amortization of goodwill and other intangible assets	1,511	8,959	2,809
In-process technology write-off	-	-	3,126
Non-cash restructuring charges	874	1,694	-
Impairment of goodwill and other intangible assets	-	19,647	-
Write-down of stockholders' loans and related interest	7,499	-	-
Accrued interest	-	102	298
Stock-based charges	4,934	17,883	19,277
Revaluation of common stock warrants	(56)	-	-
Changes in assets and liabilities:
Accounts receivable	2,731	(3,685)	(3,973)
Prepaid expenses and other current assets	668	(198)	(1,934)
Notes receivable from related party	-	(75)	(40)
Deposits and other assets	654	(647)	(925)
Accounts payable	(3,682)	(796)	6,143
Accrued liabilities	(2,184)	(434)	5,171
Restructuring accrual	(4,208)	6,859	-
Deferred revenues	(687)	1,024	5,077

Net cash used in operating activities	(25,833)	(50,101)	(24,230)

Cash flows from investing activities:
Purchase of short-term investments	(532)	(22,430)	(2,264)
Maturities of short-term investments	3,373	19,591	2,264
Purchases of property and equipment	(295)	(8,631)	(7,436)
Proceeds from sale of property and equipment	35	20	-
Restricted cash	(2,901)	2,000	(2,000)
Purchase of intangible assets	-	(1,225)	(300)
Cash acquired upon acquisition of InfoWide	-	-	292

Net cash used in investing activities	(320)	(10,675)	(9,444)

Cash flows from financing activities:
Payments under capital lease obligations	(639)	(774)	(490)
Proceeds from long-term debt	-	4,753	-
Repayment of long-term debt	(2,178)	(4,060)	-
Proceeds from payment on note receivable	-	543	65
Proceeds from initial public offering, net	-	46,475	-
Proceeds from issuance of preferred stock, net	18,094	12,578	47,935
Proceeds from exercise of common stock options	-	866	1,240
Proceeds from exercise of warrants for common stock	-	500	800
Proceeds from employee stock purchase plan	101	1,281	-
Payments on repurchase of common stock	(13)	(226)	(56)

Net cash provided by financing activities	15,365	61,936	49,494

Effect of exchange rate changes on cash and cash equivalents	(436)	94	-

Increase (decrease) in cash and cash equivalents	(11,224)	1,254	15,820
Cash and cash equivalents at beginning of period	19,914	18,660	2,840

Cash and cash equivalents at end of period	$8,690	$19,914	$18,660

Supplemental disclosure of cash flow information:

Cash paid to settle litigation	$-	$290	$-

Cash paid during the period for interest	$349	$768	$71

Supplemental schedule of non-cash investing and financing activities:

Assets acquired under capital leases	$-	$-	$1,495

Notes receivable from stockholder in exchange for common stock	$-	$2,760	$8,476

Repurchase of common stock issued for notes receivable	$-	$609	$502

Acquisition of intangible assets	$-	$3,130	$29,448

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

Liquidity

The Company has sustained net losses and negative cash flows from operations since its inception.  The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to increase revenues, to raise additional financing through public or private equity financing or other sources of financing to fund operations or to reduce net operating expenses.  There is no assurance that the Company will achieve increased revenues, will be able to reduce net operating expenses or will be able to raise adequate financing from other sources.  Management believes that its current funds and access to available capital will be sufficient to enable the Company to meet its planned expenditures through at least June 30, 2003.  If anticipated operating results are not achieved, management has the intent and it believes that it has the ability, to reduce expenditures by reductions in headcount so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

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

Revenue Recognition

The Company derives revenues from fees for licenses, implementation services and maintenance, and hosted license agreements.  The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and SOP 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts."  The Company also follows the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements."

Under SOP 97-2 as amended, SOP 81-1 and SAB 101, the Company recognizes revenues when all of the following conditions are met:

when persuasive evidence of a customer agreement exists;
the delivery of the product or service subject to the agreement has occurred;
the associated fees are fixed or determinable; and
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

The Company has established vendor specific objective evidence of fair value for certain services.  For contracts, which involve significant implementation or other services which are essential to the functionality of the software and which are reasonably estimable, the license and services revenue is recognized over the period of each implementation, primarily using the percentage-of-completion method.  Labor hours incurred are used as the measure of progress towards completion.  A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.  In cases where a sale of a license does not include implementation services, as in the sale of additional seats, revenue is recorded upon delivery with an appropriate deferral for maintenance services, if applicable, provided all of the other relevant conditions have been met.

The Company's services revenue includes reimbursement for travel expenses incurred by its consultants and reimbursed by its customers.  These revenues are recognized in the period in which they are incurred.   The associated expenses are included as a cost of revenue.

The Company generates revenue from its hosted license business by hosting the software and making the solution available to the customer via the Internet, as well as by providing maintenance and other services to the customer.  In such situations, customers pay a monthly fee for the term of the contract in return for access to the Company's software, maintenance and other services such as implementation, training, consulting and hosting.  For certain hosted software arrangements for which the Company does not have vendor specific objective evidence of fair value for the elements of the contract, fees are recognized on a monthly basis as the hosting service is provided.  In other circumstances where the customer has the right to take delivery of the software and the Company has vendor specific objective evidence of fair value for the hosting element of the contract, fees are allocated between the elements based on the vendor specific objective evidence.

License revenue includes product licenses to companies from which the Company has purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements").  Products and services purchased in reciprocal arrangements include:  (1) software licensed for internal use; (2) software licensed for resale or incorporation into the Company's products; and (3) development or implementation services.  For reciprocal arrangements, the Company considers Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force ("EITF") Issue No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions."  In determining these fair values, the Company considers the recent history of cash sales of the same products or services in similar sized transactions.  Revenues recognized under reciprocal arrangements were $966,000, $2.1 million and $369,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Deferred revenue represents amounts billed to customers under license and service arrangements in excess of amounts recognized as revenue to date from those arrangements.  Deferred revenue also represents fees derived from maintenance and hosted license agreements that are being recognized ratably over the unexpired portion of the underlying period of the agreements.  As work progresses towards completion of these arrangements, a portion of the deferred revenue will be recognized.  Certain revenues will also be deferred, if other revenue recognition criteria have not been met.

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

Investments

The Company classifies all of its investments as "available for sale" in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Accordingly, the Company states its investments at estimated fair value, with unrealized gains and losses reported in stockholders' equity.  The cost of securities sold is based on the specific identification method.  Such securities are anticipated to be used for current operations and are, therefore, classified as current assets.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value because of their short maturities.  The long-term debt and capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit interest rates of these financial instruments and the prevailing rates for similar instruments.

Restricted Cash

At June 30, 2002, cash balances of $2.9 million were restricted from withdrawal and held in a bank in the form of a certificate of deposit.  The certificate of deposit served as collateral supporting standby letters-of-credit issued to the Company's landlord of the Emeryville, California facility as a security deposit.  $580,000 of this amount is currently classified as short-term and was released in July 2002.

Concentrations

Cash and cash equivalents are maintained with four major financial institutions, with high credit ratings, in the United States and Great Britain.  Deposits held with banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimum risk.

At June 30, 2002, the Company had three customers that represented 21%, 11% and 10% of accounts receivable. At June 30, 2001, the Company had one customer that represented 11% of accounts receivable.

For the year ended June 30, 2002 and 2001, sales to one customer accounted for 14% of total revenues in each year.  For the year ended June 30, 2000, sales to two customers accounted for 19% and 13% of total revenues.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method.  Computer hardware, computer software and office equipment are depreciated over three years; furniture and fixtures, telephone equipment and vehicles are depreciated over five years; and leasehold improvements are amortized over the lesser of seven years or the term of the related lease.  When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of operations.

Costs relating to the acquisition and development of internal-use software are capitalized and depreciated over their estimated useful lives, generally three years or less.

Goodwill and Other Intangibles

Goodwill and other intangibles are carried at cost less accumulated amortization.  Amortization is computed using the straight-line method over the estimated economic lives of the respective assets, which are three years for purchased technologies, two years for domain name and one year for assembled workforce.  Beginning July 1, 2002, goodwill will be carried at cost until it is impaired per SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets, including identifiable intangibles and goodwill, periodically, in accordance with the provisions of SFAS No. 144.  An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could result in an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period of time and the Company's market capitalization relative to net book value.  When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any permanent impairment based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the Company's current business model.  At June 30, 2002, management determined that there was no impairment of goodwill and other purchased intangibles.

Reclassifications

Certain amounts have been reclassified in the accompanying financial statements to conform to the fiscal 2002 presentation and to reflect the adoption of EITF Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."  There has been no impact on stockholders' equity, net loss or cash flows as a result of the reclassification.

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

Advertising

Advertising costs totaled $1.4 million, $4.7 million and $7.5 million in the years ended June 30, 2002, 2001 and 2000, respectively. The Company expenses these costs as incurred.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and the net operating loss and credit carryforwards using enacted tax rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment Information

The Company operates in only one segment, namely workforce optimization software and, as such, uses only one measure of profitability for internal reporting purposes.  To date, substantially all of the Company's revenues have been derived from within the United States.

Stock-Based Charges

The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company has elected to continue accounting for stock-based compensation issued to employees using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, pro forma disclosures required under SFAS 123 have been presented.  Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price of the option.  Stock, stock options and warrants for stock issued to non-employees have been accounted for in accordance with the provisions of SFAS 123 and Emerging Issue Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."  The Company adopted FIN 44, "Accounting for Certain Transactions Involving Stock Compensation" beginning July 1, 2000.

Comprehensive Income (Loss)

The Company follows SFAS No. 130, "Reporting Comprehensive Income."  SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and their components in financial statements.  The statement of comprehensive loss follows:

(in thousands)	Year Ended June 30,

	2002	2001	2000

Net loss	$(38,283)	$(105,390)	$(60,351)
Foreign currency translation adjustment	(465)	95	-

Comprehensive loss	$(38,748)	$(105,295)	$(60,351)

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles.  Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.  Evolve adopted SFAS No. 142 effective July 1, 2002, which will result, among other items, in the Company no longer amortizing its existing goodwill.  Evolve is currently reviewing the impact of the adoption of FAS No. 142, including the identification of reporting units and the transition impairment tests.  The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale.  Although SFAS No. 144 retains certain of the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business."  SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early adoption encouraged.  Evolve adopted SFAS No. 144 on July 1, 2002.  There was no significant impact on Evolve's financial statements upon adoption.

In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."  This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as "out-of-pocket" expenses, incurred by entities that provide services as part of their central ongoing operations.  The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement.  This issue is effective for fiscal years beginning after December 15, 2001.  During the year ended June 30, 2002, the Company adopted EITF 01-14.  As a result, the Company reclassed a total amount of $540,000, $1.5 million and $1.0 million from operating expenses to revenue for the years ended June 30, 2002, 2001 and 2000, respectively.   Additionally, the company reclassed a total amount of  $573,000, $2.1 million and $1.1 million from operating expenses to cost of revenues for the years ended June 30, 2002, 2001 and 2000, respectively.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Note 2. Acquisitions

On June 29, 2001, Evolve acquired certain assets of Vivant! Corporation ("Vivant").  The total acquisition cost was approximately $3.1 million, primarily comprised of $910,000 in cash, 1,553,254 shares of the Company's common stock valued at $1.6 million, a future stock commitment valued at a minimum of $525,000 and $137,000 for transaction related expenses.  With the assistance of an independent valuation, the Company recorded approximately $2.2 million in developed technology, $718,000 in goodwill and $187,000 in acquired workforce upon this acquisition, which was accounted for as a purchase.  The number of shares issued to Vivant at the closing of the acquisition was subject to adjustment by issuance of additional shares or redemption of existing shares based on the market value of Evolve's common stock as of the time the registration of such shares became effective.  However, the purchase agreement limited the aggregate number of shares to be issued by Evolve to 7,661,097.  The Company subsequently issued 663,495 shares to Vivant in September 2001 and 3,899,756 shares in January 2002 pursuant to the terms of the acquisition.  On July 9, 2002, the Company issued 1,544,592 shares to settle all remaining obligations under the agreement.  Since the date of acquisition, the results of Vivant's operations have been included in the Company's consolidated financial statements.

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

In the fourth quarter of fiscal 2001 management determined that the carrying value of certain goodwill and purchased intangible assets were impaired due to changes in circumstances from those present at the time these assets were acquired.  At the time of the acquisition, the technology acquired from InfoWide, Inc. was expected to be utilized in the proposed Services.com business.  As of June 30, 2001, the current and future plans for utilization of this technology diminished materially such that expected future cash flows from the use of the technologies were less than the carrying value of the underlying assets.  Accordingly, an impairment charge of $18.1 million was recognized in the fourth quarter of fiscal 2001 to reduce the carrying value of goodwill and purchased intangible assets to the present value of the future expected cash flows.  See also "Note 14.  Restructuring and Impairment Charges."

The following unaudited pro forma consolidated financial information presents the combined results of the Company with InfoWide, Inc. and Vivant as if the acquisitions had occurred on July 1, 1999, after giving effect to certain adjustments, principally the elimination of in-process technology write-off and amortization of goodwill and other intangible assets.  This unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions been completed on July 1, 1999.

(in thousands, except per share amounts)	Years Ended June 30,

	2001	2000

Pro forma total revenue	$36,621	$11,637

Pro forma net loss	$(122,999)	$(81,268)

Basic and diluted pro forma net loss per common share	$(3.69)	$(14.29)

Note 3. Net Loss per Share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during each period.  Since all periods presented have a net loss, net loss per share on a diluted basis is equivalent to basic net loss per share.  Common shares issuable upon exercise of stock options and warrants and upon conversion of convertible preferred stock are excluded because the effect would be anti-dilutive.  A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

(in thousands)	Years Ended June 30,

	2002	2001	2000
Numerator:
Net loss	$(38,283)	$(105,390)	$(60,351)
Beneficial conversion feature of redeemable
convertible preferred stock	(868)	(5,977)	(9,023)

Net loss attributable to common stockholders	$(39,151)	$(111,367)	$(69,374)

Denominator:
Weighted average common shares	42,606	35,637	7,007
Weighted average unvested common shares
subject to repurchase	(1,962)	(4,994)	(3,968)
Shares used in computing basic and diluted

net loss per common share	40,644	30,643	3,039

The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per common share calculation because to do so would be anti-dilutive for the periods indicated:

(in thousands)	June 30,

	2002	2001	2000

Shares issuable under stock options	16,795	5,806	2,070
Shares of unvested stock subject to repurchase	558	3,573	5,250
Shares issuable pursuant to warrants to purchase
common and convertible preferred stock	20,879	9	414
Shares of convertible preferred stock on an "as if
converted" basis	38,770	-	19,258

	77,002	9,388	26,992

Note 4. Issuance of Debt

On November 13, 2001, the Company revised an existing credit arrangement and signed an amended Loan and Security Agreement to restructure its credit facilities, to obtain a waiver of certain defaults under the previous credit arrangement, to reduce the line-of-credit to $3.0 million and to eliminate the term loan credit facility.  The amendment allowed the repayment of the then outstanding balance of the term loan, or $4.4 million, with interest accruing at the bank's prime rate plus 0.75% and 1.00%, respectively.  At June 30, 2002, these rates were 5.50% and 5.75%, respectively.  As of June 30, 2002, $2.6 million of the term loan facility was outstanding, which will be fully repaid on July 1, 2003.  The line-of credit facility expired on March 31, 2002, but a fully secured standby letter-of-credit in the amount of $2.9 million remained outstanding as of June 30, 2002.  The term loan credit facility is collateralized by all of the Company's assets, including intellectual property, except for previously leased equipment.  In connection with the loan amendment, the bank approved new financial covenants for the periods commencing October 1, 2001.  Under these covenants, the Company was required to:  (1) maintain at all times a minimum bank liquidity ratio of 1.50 to 1.00, reducing to a ratio of 1.25 to 1.00 on January 31, 2002, (the cash component of this ratio is required to be held at the bank); (2) beginning with the month ended December 31, 2001, maintain, on a monthly basis, the greater of (a) a minimum company liquidity ratio of 1.75 to 1.00 or (b) $14.0 million in unrestricted cash (unrestricted cash will include any restricted cash held by the bank) reducing to $8.0 million on January 31, 2002; and (3) beginning with the month ended December 31, 2001, not exceed a leverage maximum of 2.25 to 1.00.

The Company was in violation of the maximum leverage ratio financial covenant from December 2001 through February 2002.  However, the Company received a waiver of all defaults in March 2002.  On April 19, 2002, the Company signed a first amendment to the amended and restated Loan and Security Agreement, which amended certain financial covenants.  In connection with the amendment, the bank approved new financial covenants commencing April 1, 2002.  Under the new covenants, the Company was required to:  (1) maintain, at all times, a minimum bank liquidity ratio of not less than 1.25 to 1.00; (2) maintain, at all times, unrestricted cash (unrestricted cash will include any restricted cash held by the bank) of not less than $8.0 million; and (3) maintain minimum revenue targets which increase quarterly.

At June 30, 2002, the Company was in compliance with all amended covenants.

Principal payments due under the term loan facility are as follows (in thousands):

Year ending June 30,
2003	$2,376
2004	198

Total	$2,574

Current portion	$2,376

Long term portion	$198

Note 5. Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business.  At June 30, 2002, the Company is defending against two claims filed by early customers, one an action filed in the federal district court in Massachusetts and the other an action filed in the federal district court in California.  Both cases allege a variety of claims including that the software and services purchased from the Company did not satisfy certain contractual obligations and that the Company engaged in practices that they allege were unfair or misrepresentative.  On August 1, 2002, the Company settled one of these claims, for a previously accrued amount, without admission of liability.  The other proceeding is still in the early stages of litigation, therefore, it is not possible to estimate its outcome.

In November 2001, a complaint seeking class action status was filed, against the Company, in the United States District Court for the Southern District of New York.  The complaint is purportedly brought on behalf of all persons who purchased the Company's common stock from August 9, 2000, through December 6, 2000.  The complaint names as defendants some of the Company's former and current officers and several investment banking firms that served as managing underwriters of the Company's initial public offering.  Among other claims, the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for the Company's initial public offering did not disclose that:  (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for alleged excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading.  The Company is aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000.  No specific amount of damages is claimed in the complaint involving the initial public offering.  The Company intends to contest the claims vigorously.  The Company is unable, at this time, to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

The Company believes that there are no other claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company or the reported financial results.

Note 6. Cash and Cash Equivalents and Short-Term Investments

Cash equivalents and short-term investments consisted of the following:

(in thousands)	June 30,

	2002	2001

Checking balances	$1,516	$4,410
Money market funds	7,174	9,601
Commercial paper	-	4,310
Government agencies	-	4,343
Certificates of deposit	-	90

Total	$8,690	$22,754

Included in cash and cash equivalents	$8,690	$19,914
Included in short-term investments	-	2,840

Total	$8,690	$22,754

The estimated fair value of all cash equivalents and short-term investments is equal to their cost.

Note 7. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	June 30,

	2002	2001

Computers	$5,672	$6,091
Software	2,633	2,585
Furniture and equipment	1,954	2,062
Leasehold improvements	2,704	2,725
Vehicles	-	78

	12,963	13,541
Less: Accumulated depreciation and amortization	(6,410)	(3,060)

	$6,553	$10,481

The Company leases certain computer hardware and software under capital leases. The total cost and accumulated amortization of these assets as of June 30, 2002 and 2001, are as follows:

(in thousands)	June 30,

	2002	2001

Computers	$1,299	$1,564
Software	-	167

	1,299	1,731
Less: Accumulated depreciation and amortization	(973)	(326)

	$326	$1,405

Note 8. Goodwill and Other Intangible Assets

(in thousands)	June 30,

	2002	2001

Goodwill	$718	$718
Purchased technologies	2,925	2,925
Domain name	-	405
Assembled workforce	-	187

	3,643	4,235
Less: Accumulated amortization	(1,428)	(509)

	$2,215	$3,726

Note 9. Commitments

Capital leases

Future minimum lease payments under capital leases as of June 30, 2002, are as follows (in thousands):

Year ending June 30,
2003	$211

Total minimum lease payments	211
Less: Amount representing interest	(9)

Present value of minimum lease payments	$202

Operating Leases

The Company leases its office facilities under operating leases expiring through July 2007.  The terms of the Emeryville lease provide for rental payments on a graduated scale.  The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense of $232,000 incurred but not yet paid.  Future minimum obligations under non-cancelable operating leases at June 30, 2002, are as follows (in thousands):

Year ending June 30,
2003	$3,221
2004	1,783
2005	1,590
2006	1,295
2007	1,295
Thereafter	72

Total	$9,256

Rent expense under operating leases for the years ended June 30, 2002, 2001 and 2000 was $1.7 million, $2.7 million and $747,000, respectively.

Note 10. Accrued Liabilities

(in thousands)	June 30,

	2002	2001

Accrued compensation and related expenses	$1,841	$2,915
Other	1,671	2,937

Total	$3,512	$5,852

Note 11. Stock-based Charges

The Company incurred stock-based compensation charges in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of its common stock for accounting purposes.  The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $40.3 million as of August 9, 2000, the date of the Company's Initial Public Offering.  This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable or Award Plans," over the four-year vesting period of the granted options.  During fiscal 2001 and 2002, the effects of systematic amortization, employee terminations and modifications of stock-based awards reduced the remaining unearned stock-based compensation balance to $1.5 million at June 30, 2002.  The Company's results from operations are expected to include stock-based compensation expense, at a maximum, through 2004.  Future terminations or modifications to existing awards will impact future stock-based compensation expense.   The Company has recorded stock-based charges of $12.4 million, $17.9 million and $19.3 million for the years ended June 30, 2002, 2001 and 2000, respectively.  Stock-based charges, allocated across functional areas, affected the following items in the consolidated statements of operations:

(in thousands)	Years ended June 30,

	2002	2001	2000

Cost of revenues:
Service and maintenance	$39	$1,547	$1,382

Operating expenses:
Sales and marketing	2,642	4,557	4,999
Research and development	1,598	3,088	3,301
General and administrative	8,154	8,691	9,595

Total	$12,433	$17,883	$19,277

In connection with the termination of employment of certain executive officers in fiscal 2001, the Company entered into arrangements with those executive officers to provide consulting services.  For accounting purposes, this was deemed to be a change in status of the employee and resulted in a new measurement date for the amended equity awards in accordance with FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation."  As a result of these arrangements, during the year ended June 30, 2001, the Company reduced additional paid-in capital, reduced unearned stock-based compensation and reversed stock-based charges of $2.7 million, $1.5 million and $1.2 million, respectively, related to previously recognized stock-based compensation.  The revised value of the modified awards, using the Black-Scholes option pricing model affected additional paid-in capital and unearned stock-based compensation by a credit of $40,000 and a charge of $400,000 for the years ended June 30, 2002 and 2001, respectively.  The related amortization was a credit of $40,000 and a charge of $391,000 for the years ended June 30, 2002 and 2001, respectively.

In addition, for other executive officers of Evolve whose employment was terminated in fiscal 2001 and who had purchased restricted stock with full recourse notes, the Company agreed, as part of their termination settlements, to allow them to sell back to the Company their restricted shares in exchange for cancellation of the notes.  Accordingly, these notes are accounted for as non-recourse notes on a variable basis such that the charge or credit arising from these notes will fluctuate from period to period based on the Company's stock price.  As a result of these arrangements, the Company recorded a reduction in additional paid-in capital, a reduction in unearned stock-based compensation and a reversal of stock-based charges of $6.0 million, $3.1 million and $2.9 million, respectively, related to previously recognized stock-based compensation associated with the unvested portion of the original award.  During the year ended June 30, 2002, the revised value of the awards decreased stockholder notes receivable and additional paid-in capital by $385,000 and $40,000, respectively and increased unearned stock-based compensation by $345,000.  The related amortization was $2.3 million and $1.1 million for the years ended June 30, 2002 and 2001, respectively.

In October 2001, the Board of Directors voted to modify existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, from thirty days to fifteen months after the date of termination.  The loans are secured only by the underlying stock, which they were used to purchase.  As a result, the loans became subject to variable accounting and the outstanding stockholder loans and related interest were revalued to their net realizable value of $0.13 per share at June 30, 2002, resulting in a reduction of stockholders loans and related interest and an increase in expenses of $7.5 million for fiscal 2002.  Until they are due or repaid, if earlier, the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

The financial impact on operating results of these arrangements is included within stock-based compensation expense.

Note 12. Income Taxes

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows:

(in thousands)	June 30,

	2002	2001	2000

Net operating loss carryforwards	$49,040	$43,385	$23,909
Rent reserve	896	2,421	-
Capitalized research & development	6,495	1,554	-
Depreciation	268	491	(203)
Capitalized start-up costs - net	435	872	1,416
Accrued liabilities	555	843	1,523
InfoWide acquisition liability	-	-	(2,735)
Research and development credit	4,125	2,952	1,866

Total deferred assets	61,814	52,518	25,776
Less valuation allowance	(61,814)	(52,518)	(25,776)

	$-	$-	$-

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets.  At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

At June 30, 2002, the Company had federal and state net operating loss carryforwards of approximately $141.6 million and $60.6 million, respectively, available to reduce future taxable income.  These carryforwards expire through 2022 and 2014, respectively.  In addition, the Company has research and development tax credit carryforwards of approximately $2.9 million and $1.8 respectively, for federal and state income tax purposes at June 30, 2002.  The research and development tax credit carryforwards expire in 2022.

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

Note 13. Employee Savings and Investment

401(k) Plan

The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the Savings Plan, participating employees may defer a percentage (not to exceed 15% or $11,000) of their eligible pretax earnings.  All employees of the Company are eligible to participate in the Savings Plan.  The Company is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

Employee Stock Purchase Plan

The Company's Amended and Restated 2000 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the board of directors and stockholders of the Company in August 2000 and became effective upon the closing of the IPO in August of 2000.  A total of 2,000,000 shares have been reserved for issuance under the Purchase Plan.  The Purchase Plan provides for automatic annual increases in the number of shares reserved for issuance under the plan in an amount equal to the lesser of (1) the number of shares issued pursuant to this plan during the proceeding fiscal year, (2) 1,000,000 shares, or (3) such lesser amount as may be determined by the Board of Directors.  Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employee's cash compensation.  The purchase price will be 85% of the common stock fair value at the lower of certain plan-defined dates.  As of June 30, 2002, there have been 429,089 shares issued and 1,778,793 shares reserved for future issuance.

Note 14. Restructuring and Impairment Charges

Beginning in the quarter ended June 30, 2001, through the quarter ended June 30, 2002, the Company critically reviewed its operations and cost structure and took actions to reduce costs and strengthen its position in executing its strategy.  These decisions resulted in the involuntary termination of 220 employees.  The terminations were from all functions of the Company's operations and included twenty-two employees from the closure of the India research facility.  As a result of the headcount reduction, the Company recorded charges of $3.6 million in severance and related benefit charges.  The Company consolidated its facilities at its Emeryville headquarters, which resulted in a total net charge of $4.6 million related to its excess facilities.  These costs included a reversal of $2.2 million of previously accrued restructuring charges, in the fiscal year ended June 30, 2002, for the excess space at the Company's headquarters that resulted from amending the original lease to relieve the Company from some future rental obligations.  The Company also recorded charges of $2.3 million consisting of impairment of certain assets including leasehold improvements and furniture related to the excess facilities, computer hardware and software, and telecommunications equipment related to the workforce reduction.  A rollforward of the restructuring-related liabilities follows:

(in thousands)	Severance		Fixed
	and Related		Asset
	Charges	Facilities	Write-off	Totals

Restructuring charges	$1,597	$6,433	$1,694	$9,724
Amount paid	(817)	(354)	-	(1,171)
Non-cash charges	-	-	(1,694)	(1,694)

Accrued liabilities at June 30, 2001	$780	$6,079	$-	$6,859

Restructuring charges, net of reversals	2,000	(1,782)	555	773
Amount (paid) received	(2,315)	(1,744)	112	(3,947)
Non-cash charges	(189)	(119)	(566)	(874)

Accrued liabilities at June 30, 2002	$276	$2,434	$101	$2,811

Short-term	$276	$1,746	$101	$2,123
Long-term	$-	$688	$-	$688

During the fourth quarter of fiscal year 2001 Evolve identified indicators of possible impairment of goodwill and other acquired intangible assets relating to the InfoWide, Inc. acquisition.  These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts and the decision to discontinue the Services.com service.  Initially, Evolve compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed.  The Company then measured the amount of the impairment as the amount by which the carrying amount exceeded the present value of the estimated future cash flows, discounted at an appropriate rate.  As a result, the Company recorded a charge of $19.6 million related to the impairment of goodwill and other intangible assets, including $14.2 million in goodwill, $376,000 in non-compete agreements and $3.5 million in technology acquired from InfoWide, Inc., as well as $1.5 million relating to software used in the discontinued Services.com business.

During the fourth quarter of fiscal 2002, the Company identified new indicators of possible impairment of goodwill and acquired intangibles, primarily the sustained depressed value of the Company's common stock.  The Company compared the undiscounted cash flows and determined that no impairment of goodwill and other acquired intangibles was warranted.

Note 15. Stockholder's Equity

Common and Preferred Stock

In fiscal 2002 the Company increased its authorized common stock to 200,000,000 shares.  Authorized preferred stock shares remained at 10,000,000.  Par value on both classes of stock is $0.001 per share.  Each share of common stock is entitled to one vote.  The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of preferred stock outstanding.  As of June 30, 2002, no dividends have been declared.  At June 30, 2002 and 2001, 557,843 and 3,572,847 unvested shares of common stock, respectively, were subject to the Company's right to repurchase at the original purchase price.

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

In the quarters ended March 31 and June 30, 2002, existing investors Warburg Pincus LLC and Sierra Ventures VII, L.P, acquired an aggregate of 575,000 shares of Series A Preferred Stock at a price of $10 per share, for total proceeds of $5.8 million, via the exercise of preferred stock warrants.  As of June 30, 2002, the Company had received an aggregate of $18.8 million, with net proceeds of $18.1 million, for 1.9 million shares of Series A Preferred Stock.  The Company has 200,000 additional shares of Series A Preferred Stock authorized for issuance in addition to those already issued or reserved for issuance pursuant to exercise of the warrants.

Conversion Rights.  Each share of Series A Preferred Stock is convertible into common stock at an initial conversion price of $0.50, or at an initial conversion rate of 20 shares of common stock for each share of Series A Preferred Stock.  The preferred stock accretes at a rate of 8.00% per annum, compounded quarterly, from the date of issue.  The conversion rate is also subject to certain other adjustments as set forth in the Company's Certificate of Designation of Series A Preferred Stock, in the event of dilutive stock issuances and in the event the Company incurs litigation- or tax-related expenses in excess of certain limitations.  As a result of the issuance of additional common stock in connection with the Vivant acquisition and the issuance of Series B Preferred Stock during August 2002, the conversion price was adjusted to $0.37 per share.  The Series A Preferred Stock may be converted at any time at the election of each holder.  The Company may cause all of the shares of Series A Preferred Stock to be automatically converted into common stock at any time after the fifth anniversary of the date of initial issuance of these shares, provided that the common stock has been trading at a value of at least $5.00 for a specified period, subject to adjustment in the event of a stock split, stock dividend or similar event.

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

Voting Rights.  Holders of Series A Preferred Stock are generally entitled to one vote for each share of common stock into which their Series A Preferred Stock was convertible on the date of its original issue.  In addition, the Company may not, without the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock:

amend or repeal the provisions of the Certificate of Designation of Series A Preferred Stock;
  enter into a transaction involving a change of control, unless such transaction would result in aggregate consideration paid in respect of all Series A Preferred Stock equal to the original purchase price of these shares, plus an internal rate of return of at least 50%;

authorize or issue any securities senior to the Series A Preferred Stock;
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

Financial Statement Presentation.  The Company follows the guidance of the SEC issued Staff Topic No. D-98, which provides clarification on the classification and measurement of redeemable equity securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer.  The Company has determined that, at issuance in October 2002, the terms of the Series A Preferred Stock qualified for presentation outside of permanent equity, based on the guidance in Topic No. D-98.  In March 2002, certain Series A preferred stockholders agreed to waive the mandatory redemption feature and other rights and, accordingly, in March, the amended shares qualified for presentation as part of permanent equity.

Preferred Stock Warrants.  The preferred stock warrants that were issued were exercisable to purchase up to an aggregate of 1.3 million shares of Series A Preferred Stock at a common stock-equivalent price of $0.50 per share, payable in cash.  50% of the preferred stock warrants were to expire if not exercised by April 3, 2002, which was thirty days after the appointment of a new permanent Chief Executive Officer.  Warrants to purchase 575,000 of these shares were exercised prior to expiration and warrants to purchase 150,000 of these shares were canceled.  The remaining warrants to purchase 575,000 shares of Series A Preferred Stock expire on October 9, 2002.

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

In accordance with EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company determined, at the time of issuance, that the outstanding warrants to purchase 6.5 million shares of its common stock at $1.00 per share, as well as the contingently issuable warrants to purchase an incremental 6.5 million shares of its common stock at $1.00 per share should be accounted for as a liability, as a result of certain rights of the common stock warrant holders to receive cash instead of stock in the event of a change of control and registration rights.  Accordingly, the outstanding warrants were recorded at fair value, as determined by the Black-Scholes pricing model, at each exercise and reporting period date with any changes in the fair value included in the results of operations.  On October 9, 2001, the Company calculated the fair value of these warrants, using the Black-Scholes option pricing model, at approximately $1.5 million and recorded a corresponding liability.  The warrants were revalued using the Black-Scholes pricing methodology.  For the year ended June 30, 2002, the results of this revaluation were insignificant.   The assumptions used to value the common stock warrants were a risk-free rate of 4.7%, a dividend yield of 0%, volatility of 89% and a term of seven years.

On March 29, 2002, certain common stock warrants were amended to eliminate the optionholders' right to demand cash upon a change of control.  As a result, the $1.4 million fair value of the affected common stock warrants was reclassified from a liability to additional paid-in capital, leaving a liability balance of $76,000 at June 30, 2002, for the fair value of the 1,250,000 common stock warrants that were not amended.  These warrants will continue to be revalued at each reporting period date and any changes in fair value will be included in the results of operations.  Additionally, certain preferred stock and preferred stock warrant holders waived the mandatory redemption feature of the Series A Preferred Stock, allowing $8.6 million to be reclassified into permanent equity, leaving a balance of $1.7 million of redeemable convertible preferred stock and preferred stock warrants outside of permanent equity at June 30, 2002.

Beneficial Conversion Feature

At issuance on October 9, 2001, the Company allocated the net proceeds from the issuance of the Series A Preferred Stock on a pro-rata basis as required by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," between the preferred stock and the preferred stock warrants, after deduction of the fair value of the common stock and contingent common stock warrants.  The fair value of the preferred stock warrants was determined based on the Black-Scholes option pricing model and the following assumptions:  contractual term of one year, a risk free interest rate of 4.7%, a dividend yield of 0% and volatility of 89%.  As a result, the preferred stock warrants were deemed to have an embedded beneficial conversion of approximately $1.2 million, which was recorded as an increase in additional paid-in capital and a reduction in the carrying value of the preferred stock warrant.  In accordance with EITF 00-27, "Application of EITF Issued No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments," the beneficial conversion feature is being amortized over the term of the preferred stock warrant of one year, resulting in a deemed dividend of $868,000 for the year ended June 30, 2002.

Other Common Stock Warrants

In October 1995, in connection with an equipment lease agreement, the Company granted the lessor warrants to purchase 25,000 shares of Series B Preferred Stock at an exercise price equal to $1.00 per share.  These warrants are exercisable through October 6, 2005, and, if fully exercised, will convert into 4,166 shares of common stock.  As of June 30, 2002, all of the warrants remain outstanding.  The value of these warrants was not significant to the financial statements.

In November 1995, in connection with a lease agreement for office space, the Company granted the lessor a warrant for 200,000 shares of the Company's Series B Preferred Stock at an exercise price of $1.00 per share, exercisable through May 31, 1996 and 25,000 shares of the Company's Series B Preferred Stock at an exercise price of $1.00 per share, exercisable through January 1, 2001.  As of June 30, 2002, 75,000 of these warrants were exercised in prior periods and 150,000 warrants had expired.

In February 1997, the Company granted an investor warrants to purchase 30,000 shares of Series E preferred stock at an exercise price of $2.00 per share, exercisable through February 2002.  As of June 30, 2002, all of these warrants had expired.

In March and April 1997, in conjunction with the issuance of the 8.5% Senior Subordinated Convertible Notes, the Company issued warrants to purchase 211,250 shares of common stock to noteholders and warrants to purchase 10,600 shares of common stock to the managers of the offering.  All of these warrants were to purchase the shares at the lesser of $12.00 per share or the conversion price.  The value of these warrants was $903,000 and represented a discount to the face value of the debt.  In December 1998, in conjunction with the conversion of the 8.5% Senior Subordinated Convertible Notes into Series F preferred stock at $0.6534 per share, the remaining unamortized discount of $285,000 was offset to equity and the common stock warrants were canceled.  At the same time, the Company issued 16,633,169 shares of Series F preferred stock and $3.5 million of non-convertible promissory notes with interest at 8.5% per annum to holders of the notes and a warrant to purchase 966,831 shares of Series F preferred stock to the managers of the offering.  During the year ended June 30, 2001, all of these warrants were exercised.

In November 1998, the Company granted seven investors warrants to purchase 7,000,000 shares of Series G preferred stock valued at $770,000 at a purchase price of $0.7143 per share.  The warrants terminated on the earlier of five years from the date of issuance or upon the initial public offering of the Company with gross proceeds from the offering of $10.0 million and per share price to the public of no less than $1.00 per share.  During the year ended June 30, 2000, warrants for 6,965,000 shares of Series G preferred stock were exercised.  During the year ended June 30, 2001, the remaining 35,000 warrants expired.

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

In September 1999, the Company granted an investor warrants valued at $651,000 to purchase 233,333 shares of common stock at a purchase price of $2.14 per share.  The warrants terminated on the earlier of seven years from the date of issuance or upon the initial public offering of the Company.  During the year ended June 30, 2001, all the warrants for shares of common stock were exercised.

In all cases, the fair value of the warrants was estimated using the Black-Scholes option-pricing model.  The estimates were made based on the full contractual terms of the warrants at their appropriate risk-free interest rates, expected volatility and expected lives and a zero annual dividend yield.

Note 16. Stock Options

1995 Stock Option Plan

Under the terms of the 1995 Stock Option Plan (the "1995 Plan"), eligible employees, directors and consultants can receive options to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair value on the grant date for incentive stock options and nonqualified stock options, respectively.  The Company originally authorized 416,667 shares of common stock for issuance under the 1995 Plan but, with various amendments over the years, the Company increased the number of shares issuable under the 1995 Plan to 5,583,333.  The options granted under the 1995 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over a four to five year period.  Options are exercisable immediately but have a right of repurchase, which generally lapses ratably over a period of four to five years as specified in the grant.  In some instances, fully vested options are granted.  Options granted under the 1995 Plan are subject to the right of first refusal by the Company.  Concurrent with the Company's IPO and its adoption of the 2000 Stock Plan during August 2000, the 1995 Plan was rendered inactive and no new options have been nor will be granted out of the 1995 Plan.  Stock options outstanding under the 1995 Plan continue to be governed by the terms of the 1995 Plan.

2000 Stock Option Plan

During August 2000 the board of directors and stockholders of the Company approved the 2000 Stock Plan.  Under the terms of the 2000 Stock Plan (the "2000 Plan"), eligible employees, directors and consultants can receive options to purchase shares of the Company's common stock at a price not less than 100% of the fair value on the grant date for incentive stock options and at a price determined by the Administrator for nonqualified stock options.  Stock Purchase Rights may also be granted under the 2000 Plan.  The Company originally authorized 4,000,000 shares of common stock for issuance under the 2000 Plan, plus an annual increase to be added on the first day of the Company's fiscal year beginning in fiscal 2002 equal to the lesser of (i) the number of shares subject to options or Stock Purchase Rights granted during the preceding fiscal year, (ii) 2,000,000 Shares, or (iii) a lesser amount determined by the Board of Directors.  At the Annual Meeting of Stockholders held on November 26, 2001, the stockholders approved amendments to the 2000 Plan which included effective as of that date a one-time increase of 10,000,000 shares of common stock authorized for issuance under the plan, along with an increase to number (ii) above from 2,000,000 to 10,000,000 shares beginning July 1, 2002.  The options granted under the 2000 Plan are exercisable over a maximum term of ten years from the date of grant and generally vest over a four year period, with a one-year cliff followed by three years of monthly vesting.  In some instances, fully vested options are granted.  Concurrent with the Company's IPO during August 2000, all of the shares reserved for under the 2000 Plan were registered with the SEC on Form S-8, however the shares added to the Plan since the IPO, including the 2,000,000 refresher effective July 1, 2001, the 10,000,000 shares approved by the stockholders on November 26, 2001 and the 9,000,000 shares refreshed on July 1, 2002, have not yet been registered with the SEC on Form S-8.

2002 Nonstatutory Stock Option Plan

During April 2002, the board of directors of the Company approved the 2002 Nonstatutory Stock Option Plan ("NSO Plan") and reserved 3,500,000 shares for issuance thereunder.  Under the NSO Plan, we may grant options to purchase common stock to executive officers only.  Options granted are nonstatutory stock options and shall be granted at a price not less than the fair market value on the grant date, are exercisable over a maximum term of ten years from the date of grant and generally vest over a four year period, with a one-year cliff followed by three years of monthly vesting.

Out-of-Plan Options

During fiscal year 2002, the Company issued a nonqualified stock option to purchase 4,000,000 shares of commons stock to the Company's Chief Executive Officer.  During fiscal year 2001, the Company issued four nonqualified stock options to purchase 215,000 shares of common stock to employees of its UK subsidiary.  Although all of these options were issued outside of any plan, they have substantially the same terms and conditions of the 2000 Stock Plan.

A summary of the combined activity under the 1995, 2000 and 2002 plans, as well as the out-of-plan option grants is set forth below:
		Outstanding Options

					Weighted
	Shares	Number	Exercise	Aggregate	Average
	Available	of	Price per	Price	Exercise
	for Grant	Shares	Share	($000)	Price

Balances, June 30, 1999	385,993	928,146	$0.30 - 1.80	$573	$0.60

Additional shares authorized	3,333,333	-	-	-	-
Options granted	(3,471,353)	3,471,353	$0.30 - 7.50	13,466	$3.86
Options exercised	-	(1,919,596)	$0.30 - 7.50	(3,917)	$1.92
Options cancelled	402,006	(402,006)	$0.30 - 7.50	(540)	$1.38

Balances, June 30, 2000	649,979	2,077,897	$0.30 - 7.50	9,582	$4.62

Additional shares authorized	798,333	-	-	-	-
2000 Stock Plan	4,000,000	-	-	-	-
Options granted	(5,926,824)	5,926,824	$1.15 - 25.31	24,334	$4.12
Options exercised	-	(521,410)	$0.30 - 9.00	(2,234)	$4.28
Options cancelled	623,483	(623,483)	$1.20 - 25.31	(4,672)	$7.49
Options cancelled & retired	-	(1,053,506)	$0.30 - 25.31	(5,394)	$5.12

Balances, June 30, 2001	144,971	5,806,322	$0.30 - 25.31	21,616	$3.72

Additional shares authorized	4,000,000	-	-	-	-
2002 NSO Plan	3,500,000	-	-	-	-
2000 Stock Plan	12,000,000	-	-	-	-
Options granted	(15,787,850)	15,787,850	$0.14 - 1.20	4,493	$0.28
Options cancelled	3,253,421	(3,253,421)	$0.24 - 25.31	(8,456)	$2.60
Options cancelled & retired	-	(1,545,480)	$0.30 - 9.00	(9,314)	$6.04

Balances, June 30, 2002	7,110,542	16,795,271	$0.14 - 14.50	$8,339	$0.50

Vested options exercisable without the right of repurchase by the Company (in the event of termination of an employee) at June 30, 2002, 2001 and 2000 were 2,830,795, 801,273 and 116,594, respectively.  Under the Company's 1995 Stock Option Plan, options generally can be exercised in full prior to vesting; however, unvested shares remain subject to the Company's right of repurchase in the event of termination of the service provider.

The following table summarizes information with respect to stock options outstanding at June 30, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Vested	Price

$0.14 - $0.24	2,046,900	4.01	$0.22	-	$-
$0.25 - $0.25	5,000,000	9.72	0.25	-	-
$0.27 - $0.33	4,074,873	9.64	0.29	82,873	0.30
$0.34 - $0.34	3,860,000	7.41	0.34	1,539,687	0.34
$0.7 - $1.20	887,375	7.79	1.17	517,265	1.20
$1.5 - $3.00	666,801	8.69	1.67	601,758	1.69
$4.50 - $7.50	102,822	8.06	5.65	95,425	5.56
$9.00 - $9.00	155,938	8.11	9.00	155,938	9.00
$14.50 - $14.50	562	8.32	14.50	562	14.50

	16,795,271	8.31	$0.50	2,993,508	$1.38

At June 30, 2001 and 2000, 801,273 and 116,594 options were exercisable at a weighted average exercise price of $7.97 and $1.96.

The following information concerning the Company's stock option plan is provided in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").  The Company has continued to account for its plan in accordance with APB No. 25.

The weighted average fair value per share of the options granted for the years ended June 30, 2002, 2001 and 2000 is $0.25, $2.25 and $1.32, respectively.  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended June 30,

	2002	2001	2000

Risk-free interest rate	4.54%	5.23%	6.25%
Expected life (in years)	5	5	5
Dividends	-	-	-

Because the Company was not publicly traded until August 9, 2000, the date of the initial public offering, the minimum value method, which excludes volatility, was used in the determination of the value of options granted to employees in 1999 and 2000.  For the year 2001 volatility was 143% and for the year 2002 volatility was 145%.

The following pro forma net loss information has been provided following the provisions of SFAS 123:

(in thousands except per share amounts)	Years Ended June 30,

	2002	2001	2000

Net loss attributable to common stockholders:
As reported	$(39,151)	$(111,367)	$(69,374)
Pro forma	$(41,963)	$(114,112)	$(74,192)

Net loss per common share-basic and diluted:
As reported	$(0.96)	$(3.63)	$(22.83)
Pro forma	$(1.03)	$(3.72)	$(24.41)

In connection with the granting of stock options and the issuance of restricted stock to employees and the granting of equity instruments to non-employees for services rendered, as well as the subsequent modification to these awards, the Company recorded deferred stock-based credits totaling approximately $5.3 million and $10.7 million as of June 30, 2002 and 2001.  As a result of the employee and executive terminations and the voluntary surrender of preexisting stock options through an employee stock option swap plan during the year ended June 30, 2002, the Company recorded a reduction of unearned stock-based compensation of $5.6 million and additional paid-in capital of $5.6 million.  For many of the terminated employees and executives, the Company had incurred significant deferred stock-based charges on the original option grants in previous years.  The revised amounts represent the additional paid-in capital and stock-based compensation amounts associated with the unvested option and stock awards.  The deferred stock-based charge represents the difference between the exercise or purchase price at which the stock options were granted or the restricted stock was issued and the deemed fair value of common stock for accounting purposes on the date of grant or issuance.  This amount is included as a component of stockholders' equity and, in accordance with the method described in FASB Interpretation No. 28, is being amortized on an accelerated basis by charges to operations over the vesting period of the options and restricted stock, which is generally four years.  This resulted in an expense of $12.4 million for the year ended June 30, 2002, and an expense of $17.9 million for the year ended June 30, 2001.  The deferred stock-based credit of $10.7 million for the year ended June 30, 2001, represents primarily the reversal of the unamortized portion of these deferred stock-based charges on the option grants for those employees that have been terminated.  For many of the employees terminated, the Company had incurred significant deferred stock-based charges on the option grants.   The deferred stock-based credit of $5.3 million for the year ended June 30, 2002, represents primarily reversals of the unamortized portion of deferred stock-based charges on option grants which were surrendered through the voluntary stock option swap plan and the reversal of the unamortized portion of deferred stock-based charges on the option grants for terminated employees.

Note 17. Certain Relationships and Related Party Transactions

On March 9, 1999, June 30, 1999 and September 30, 1999, the Company issued loans to a stockholder, who was also an executive officer of the Company, for $20,000, $40,000 and $40,000, respectively, with interest bearing at a rate of 6% per annum.  The principal and accrued interest were due on the earlier of June 30, 2001, thirty days after termination other than for death or disability, or one year after termination for death or disability.  The loans were represented by three full recourse promissory notes and were collateralized by all shares of the Company's common stock held by the borrower.  On June 30, 2001, the due date on all these notes was extended to October 19, 2001.  On June 19, 2001, the Company issued an additional loan to the stockholder for $75,000 with interest bearing at a rate of 7.5% per annum.  The principal and accrued interest were due on October 19, 2001.  The loan was represented by a full recourse promissory note and was collateralized by all shares of the Company's common stock held by the borrower.  All of these loans and related interest were forgiven during the year ended June 30, 2002, as part of a severance agreement with the employee.

The Company made the following loans to officers and directors under the Company's Restricted Stock Purchase Agreements.

		Aggregate	Interest
Year ended	Number	Amount of	Rate
June 30,	of Loans	Loans (000)	Range

1998	2	$450	5.69% - 6.39%
1999	7	$780	5.00% - 7.00%
2000	17	$6,665	6.00% - 7.00%
2001	6	$2,063	6.33% - 6.62%

All of the loans relate to the purchase of common stock of the Company and are collateralized by the underlying stock.  Each of these loans was originally full recourse and due three to five years from the date of issuance.  The loans could be prepaid in part or in full without notice or penalty and were each represented by a promissory note, which bears interest at the applicable federal rate at the date of issuance.  Interest on these notes was due on maturity.

In October 2001, the Board of Directors approved the modification of all existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, from thirty days to fifteen months after the date of termination.  The loans are secured only by the underlying stock, which they were used to purchase.  As a result, outstanding stockholder loans and related interest were revalued to their net realizable value of $0.13 per share at June 28, 2002, resulting in charges of $7.5 million for the fiscal 2002.  Until they are repaid the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

Note 18. Selected Quarterly Financial Data (Unaudited)

The following is unaudited quarterly financial data for fiscal 2001 and 2002.

(in thousands except per share amounts)	Fiscal 2001,				Fiscal 2002,

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Total revenues	$ 7,446	$ 9,728	$ 11,545	$ 7,727	$ 3,868	$ 2,284	$ 3,560	$ 5,365
Gross profit	2,105	3,940	6,096	4,811	2,007	895	2,153	3,836

Net loss attributable to
common stockholders	(31,252)	(22,365)	(19,902)	(37,848)	(10,583)	(17,810)	(6,558)	(4,200)

Basic and diluted net loss per share	$ (1.50)	$ (0.67)	$ (0.59)	$ (1.09)	$ (0.29)	$ (0.47)	$ (0.15)	$ (0.09)

Unusual expenses included in operating loss:
Stock-based and related compensation charges	$ 8,950	$ 7,692	$ 3,863	$ (2,622)	$ 1,253	$ 7,779	$ 2,119	$ 1,282
Amortization of goodwill and other intangible assets	2,726	2,659	2,660	914	401	401	359	350
Restructuring charges, net	-	-	-	9,724	693	(89)	(21)	190
Impairment of goodwill and other intangible assets	-	-	-	19,647	-	-	-	-

Total	$ 11,676	$ 10,351	$ 6,523	$ 27,663	$ 2,347	$ 8,091	$ 2,457	$ 1,822

Note 19. Subsequent Events

On July 25, 2002, the Company appointed Arthur T. Taylor as Chief Financial Officer and Vice President, replacing Kenneth J. Bozzini.

On August 1, 2002, the Company resolved, without admission of liability, a lawsuit with one of its early customers, which had filed an action in the United States District Court alleging claims that certain software and services purchased from the Company did not satisfy certain contractual obligations.  The lawsuit further alleged that the Company engaged in unfair or deceptive practices in violation of state law and was seeking treble damages.  The Company settled this litigation by agreeing to pay a previously accrued amount on or before August 8, 2002.

On September 23, 2002, the Company signed a commitment letter to amend the covenants of its amended and restated loan and security agreement with Comerica Bank for the existing term loan balance of $2.0 million and existing fully secured standby letter-of-credit of $2.3 million.  The new covenants include (a) a minimum bank liquidity ratio of 2:00 to 1:00; (b) minimum ascending quarterly revenue requirements; and (c) a minimum unrestricted cash balance, held at the bank, of $2.0 million.

On September 23, 2002, the Company signed a Sublease Agreement with Providian Financial, Inc., for space located in San Francisco, California, which it expects to occupy by October 15, 2002.  This new property is more appropriately sized for its current organization and the Company expects it to provide a more efficient working environment.

On September 24, 2002, the Company signed a termination agreement for its existing lease with the landlord of its Emeryville headquarters facility, effective October 15, 2002.  The Company expects to incur a restructuring charge of approximately $6.0 million in its second fiscal quarter this year in connection with vacating the facility.  Included in the restructuring costs are the remaining lease liability, brokerage fees, impairment of leasehold improvements and a loss on sale of furniture and fixtures.

The net effect of these two agreements on total future operating lease commitments as presented in Note 9 was not significant.

Private Placement

In August 2002, the Company completed a private placement of shares of Series B Preferred Stock pursuant to a Series B Preferred Stock Purchase Agreement, with existing investors.  The Company sold an aggregate of 750,000 shares of Series B Preferred Stock at $10.00 per share for total proceeds of $7.5 million.  The commitment closed and all the funds were received in August 2002.

Voting Rights.  The Series B preferred stockholders will have voting rights on an as-if converted to common stock basis based on the conversion ratio as of the closing date.  As long as shares of Series B Preferred Stock are outstanding, the Series B preferred stockholders will vote as a separate class to elect directors which, when added to the directors elected by Series A preferred stockholders, will be in proportion to the number of shares of common stock into which both classes of the preferred stock are convertible.

Conversion.  Shares of the Series B Preferred Stock may, at the option of the holder, be converted at any time into common stock by dividing the liquidation preference per share of Series B Preferred Stock by the conversion price of $0.19 per share.  The Company may automatically convert the Series B Preferred Stock into common stock after five years from the date of issuance, if the common stock price exceeds $5.00 for 30 consecutive trading days.

Dividends. The Series B Preferred Stock will share in all dividends declared on the common stock and Series A Preferred Stock on an as converted basis.

Liquidation Preferences.  The stated liquidation preference of the Series B Preferred Stock is equal to the original sales price of $7.5 million plus accretion from the date of issuance of 8% per annum compounded quarterly.  In the event of a change of control, the Series B preferred stockholders are entitled to receive the greater of (a) the amount of the liquidation preference that would be accreted over five years or (b) the amount which the Series B preferred stockholders would be entitled to if the Series B Preferred Stock were converted to common stock.  In the event of liquidation, the Series B Preferred Stock is senior to the Series A Preferred Stock.

