Form 10-K/A
period 2002-06-30
EVOLVE SOFTWARE INC
filed 2002-10-28
CIK 1097002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-31155

EVOLVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction ofincorporation or organization)	94-3219745 (I.R.S. EmployerIdentification No.)

150 Spear Street, 11th Floor San Francisco, CA (Address of principal executive offices)	94105 (Zip Code)

Registrant's telephone number, including area code: (415) 229-3700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
___________________

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

Documents Incorporated by Reference
None.

PRELIMINARY NOTE

The purpose of this amendment to the registrant's annual report on Form 10-K for the fiscal year ended June 30, 2002 is solely to include the information required by Part III.

PART III

Item 10. Directors and Executive Officers of the Registrant

Nominees and Other Directors

          The following table sets forth the name and age of each of the nominees for our Class II directors and each of our directors whose term of office continues after the meeting, the principal occupation of each during the past five years and the period during which each has served as one of our directors.  There are no family relationships among any of our directors or executive officers.

Name	Principal Occupation	Age	Director Since

Class II Director Nominees

John R. Oltman	Mr. Oltman has served on our board of directors since August 1999, and served as Chairman of the Board from November 1999 to October 2001. Mr. Oltman has been President of JRO Consulting, Inc. since January 1995, in which role he serves as director, advisor and investor in leading technology companies and investment firms. Mr. Oltman serves on the board of directors of Lante Corporation, a provider of technology consulting services. Mr. Oltman received his B.S. from the University of Illinois in 1967 and an M.B.A. from Northwestern University's Kellogg School of Management in 1970.	57	1999

Paul Rochester	Mr. Rochester has served on our board of directors since July 2000. Mr. Rochester has been Vice President and General Manager of Professional Services at Sun Microsystems, a worldwide provider of computer systems, software and services, from September 1995 to September 2002. Mr. Rochester holds a B.S. in Applied Science from Queens University in Canada and an M.B.A. in Marketing and Finance from the University of Ottawa in Canada.	55	2000

Nancy Martin	Dr. Martin joined our board of directors in October 2001 in connection with the purchase of shares of our Series A Preferred Stock by Warburg Pincus Private Equity VIII, L.P., a private equity investment firm. Dr. Martin joined Warburg Pincus in January 1999 as a partner of Warburg Pincus and a Managing Director of Warburg Pincus & Co. LLC. Prior to joining Warburg Pincus, she was CEO of Martin Consulting Associates from 1996 to 1998. Dr. Martin received a B.A. from Stanford University and a Ph.D. in Computer and Communication Science from the University of Michigan.	61	2001

Incumbent Class III Directors Serving for a Term Expiring in 2003

Gayle Crowell

Ms.  Crowell was appointed chairman of our board of directors in October 2001 in connection with the purchase of shares of our Series A Preferred Stock by Warburg Pincus, Private Equity VIII, L.P.  She joined Warburg Pincus in May 2001 as a consultant for its Technology Group.  Prior to joining Warburg Pincus, Ms.  Crowell was President, Chief Executive Officer and Chairman of RightPoint, a provider of real-time personalization solutions, from February 1998 until January 2000 until it was acquired by E.piphany.  From 1994 to 1998, Ms.  Crowell was Senior Vice President and General Manager of Worldwide Operations for Mosaix, Inc., a global provider of software and services.  Ms.  Crowell is currently a director of Indus International, Inc., a provider of enterprise asset management and supply chain software for capital-intensive industries.  Ms.  Crowell received her B.S.  from the University of Nevada, Reno.

	52	2001

Linda Zecher	Ms. Zecher has served as our President, Chief Executive Officer and a director since March 2002. Prior to joining us, Ms. Zecher was the Vice President of E-Business Applications at Oracle Services Industries, a subsidiary of Oracle Corporation, a supplier of information management software, from October 1996 to March 2002. Ms. Zecher received a B.A. in Earth Sciences from Ohio State University.	49	2002

Incumbent Class I Directors Serving for a Term Expiring in 2004

Cary Davis	Mr. Davis joined our board of directors in October 2001. Mr. Davis has served as a general partner of Warburg, Pincus & Co. and a Member and Managing Director of Warburg Pincus LLC since January 1999, and has been employed at Warburg Pincus LLC since October 1994. Mr. Davis is currently a director of Dice Inc., an online recruiting service provider. Mr. Davis holds a B.A. from Yale University and an M.B.A. from Harvard Business School.	36	2001

Jeffrey M. Drazan	Mr. Drazan has served on our board of directors since November 1998. Mr. Drazan has been a general partner of Sierra Ventures, a venture capital firm, since 1984. Mr. Drazan currently serves on the board of directors of Vina Technologies, Inc., a developer of multiservice broadband access communications equipment. Mr. Drazan holds a B.S. in Engineering from Princeton University and an M.B.A. from New York University's Graduate School of Business Administration.	44	1998

Executive Officers

The following persons were serving as one of our executive officers as of the date of this report:

Name	Age	Position

Linda Zecher	49	President and Chief Executive Officer
Arthur Taylor	46	Vice President, Chief Financial Officer and Secretary
Robert Gillette	45	Vice President of Engineering and Chief Technical Officer
Lisa Campbell	39	Vice President of Marketing
Timothy Cannon, Ph.D.	48	Vice President of Business Development and Services

          Arthur Taylor joined us in July 2002 as our Vice President and Chief Financial Officer.  Prior to joining us, from March 2001 to July 2002, Mr.  Taylor was Vice President and Chief Financial Officer for Docent, Inc., an eLearning enterprise software company.  From August 1998 to March 2001, Mr.  Taylor was Vice President and Corporate Treasurer for 3Com Corporation, a high technology networking company.  From June 1997 to July 1998, Mr.  Taylor was Chief Financial Officer, Treasurer, and Vice President, Finance for ReSound Corporation, a hearing health care company.  Prior to that Mr.  Taylor held several senior financial management positions at Allergan, Inc., an eye and skin care pharmaceutical and medical device company.  Mr.  Taylor received a Bachelor of Science in Business Administration from San Diego State University and an MBA from the University of Southern California.  Mr.  Taylor is also a Certified Management Accountant.

          Robert Gillette joined us in January 2002 as our Vice President of Engineering and Chief Technology Officer.  Prior to joining us, from April 2000 to October 2001, Mr.  Gillette was the Senior Vice President, Engineering for GlobalSight, a multi-lingual content management tool company.  From August 1997 to April 2000, Mr.  Gillette was Senior Vice President, Engineering and Chief Technical Officer for Callidus Software, an enterprise incentive management software company.  Mr.  Gillette received a B.A.  in Comparative Language Study from Vassar College.

          Lisa Campbell joined us in April 2002 as our Vice President of Marketing.  Prior to joining us, from May 2001 to April 2002, Ms.  Campbell was the Vice President of Marketing and Product Management for NONSTOP Solutions, a provider of demand chain software applications.  From March 2000 to May 2001, Ms.  Campbell was Chief Marketing Officer for RedCelcius, Inc., a CRM enterprise software company.  From August 1999 to March 2000, Ms.  Campbell was Vice President of Marketing for iMedeon, a field service automation software company focused on selling to the utility industry.  From April 1997 to May 1999, Ms.  Campbell was Vice President of Marketing for Firstwave, a CRM enterprise software company.  Ms.  Campbell received a B.A.  from Boston College and an M.B.A.  with a concentration in Marketing from Babson College.

          Timothy Cannon, Ph.D.  joined us in April 2002 as our Vice President Business Development and Sales.  Prior to joining us, from April 1999 to April 2002, Mr.  Cannon was the Vice President of CRM Applications for Oracle Services Industries.  From 1985 to 1999 Mr.  Cannon was Director of Sales for Compaq, a personal computer manufacturer.  Mr.  Cannon received an M.E.  in Civil Engineering Management and a B.S.  in Civil Engineering from the University of Florida, an M.B.A.  with a concentration in Finance from the University of New Orleans and a Ph.D.  in Information Technology from George Mason University.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  These persons are required by Securities and Exchange Commission regulations to furnish us with copies of all forms required to be filed under Section 16(a) by such persons.  Based on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with in a timely manner during fiscal 2002, other than the failure to file a Form 4 by each of Dr.  Martin and Mr.  Davis, to report the acquisition of additional shares of Series A Preferred Stock by Warburg Pincus Private Equity VIII, L.P.  in March 2002 through the exercise of a warrant, which transaction was later reported by both of them on a Form 5 in July 2002.  Lisa Campbell inadvertently failed to disclose the ownership of 200 shares on her Form 3 filed in April 2002, which Form was subsequently amended in October 2002.  Lin Johnstone, former Interim President and Chief Executive Officer, failed to file a timely Form 3 reporting her holdings during October 2001.  Ms.  Johnstone's Form 3 was filed during August 2002.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION AND OTHER MATTERS

Executive Compensation

The following table sets forth information concerning the compensation of:

each person who served as our chief executive officer during fiscal 2002;
the two other most highly compensated executive officers at the end of fiscal 2002; and
two of our former executive officers who were not serving as executive officers at the end of fiscal 2002 (collectively, the "named executive officers").

Summary Compensation Table
		Annual Compensation			Long-Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)	Securities Underlying Options (#)

John P. Bantleman (2)	2002	70,750	190,337	204,772	--
Former President and Chief	2001	255,000	110,625	--	416,667
Executive Officer	2000	234,579	265,625	--	--

Lin Johnstone (3)	2002	235,777	--	--	250,000
Former Interim President and Chief
Executive Officer

Linda Zecher	2002	82,533	16,600	--	5,000,000
President and Chief Executive Officer

Kenneth J. Bozzini (4)	2002	175,000	30,000	--	360,000
Former Chief Financial Officer	2001	153,750	18,938	--	90,000
	2000	94,167	24,084	--	50,000

Kurt Heikkinen (5)	2002	184,448	85,000	46,250	125,000
Former Vice President,	2001	170,417	28,500	--	250,000
Engineering and Customer Service	2000	80,000	20,000	--	--

Janice Ryan (6)	2002	154,886	25,000	--	125,000

Robert Gillette	2002	93,182	12,500	25,000	1,200,000
Vice President of Engineering and
Chief Financial Officer

4

_______________
(1)

Under applicable Securities and Exchange Commission rules, perquisites are not required to be included if the aggregate value of the perquisites is less than the lesser of $50,000 or 10% of the executive officer's salary    and bonus.

(2)	Mr. Bantleman resigned in October 2001. We made severance payments of $204,772 to Mr. Bantleman.

(3)	Ms. Johnstone resigned in March 2002.

(4)	Mr. Bozzini resigned in August 2002.

(5)	Mr. Heikkinen resigned in May 2002. We made severance payments of $46,250 to Mr. Heikkinen.

(6)	Ms. Ryan resigned in March 2002.

(7)	Mr. Gillette was paid $25,000 for relocation expenses.

The following table provides information concerning grants of options to purchase our common stock made during fiscal 2002 to the named executive officers.

Option Grants in Fiscal 2002

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation (2)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share) (1)	Expiration Date	5% ($)	10% ($)

John P. Bantleman	--	--	--	--	--	--

Lin Johnstone	250,000	2.07	0.34	12/12/06	23,484	51,893

Kenneth J. Bozzini	180,000 180,000	2.98	0.34 0.34	12/12/06 12/12/11	38,488 97,537	16,908 37,363
Kurt Heikkinen	125,000	1.03	0.34	12/12/06	11,742	25,947

Janice Ryan	125,000	1.03	0.34	12/12/11	26,728	67,734

Robert Gillette	1,200,000	9.93	0.33	01/16/12	249,042	631,122
_______________
(1)	All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

(2)	Potential realizable values are net of exercise price, but before deduction of taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the rules of the Securities and Exchange Commission, and do not represent our estimate of future stock prices. Actual values realized, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions and the option holders' continued service to us through the vesting period.

The following table provides specified information concerning option exercises during fiscal 2002 and exercisable and unexercisable options held by the named executive officers as of June 30, 2002.

Aggregated Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at June 30, 2002 (#)		Value of Unexercised In-the-Money Options at June 30, 2002 ($) (1)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John P. Bantleman	--	--	--	--	--	--

Lin Johnstone	--	--	250,000	--	--	--

Linda Zecher	--	--	--	5,000,000	--	--

Kenneth J. Bozzini	--	--	55,912	402,421	--	--

Kurt Heikkinen	--	--	375,000	--	--	--

Janice Ryan	--	--	125,000	--	--	--

Robert Gillette	--	--	--	1,200,000	--	--
_______________
(1)	Based on a the closing sales price of $0.13 per share of our common stock on June 28, 2002, none of the options held by the named executive officers were in-the-money.

Compensation of Directors

Our board of directors is reimbursed for expenses incurred in attending any meeting of the board of directors or any committee of the board of directors. We pay the chairman of our board of directors $5,000 per month. We have adopted a policy whereby each new non-employee director will receive a grant of a stock option to purchase shares of our common stock on the date on which such person becomes a director with a face value no greater than $100,000. The option vests over four years, with 25% of the shares subject to the option vesting on the first anniversary of the date on which the person becomes a director, and 1/48th of the total number of shares subject to the option vesting each month following the first anniversary. Our directors may also be given the opportunity from time to time to purchase shares of our common stock pursuant to restricted stock purchase agreements. In December 2001, we granted each of our non-employee directors an option to purchase 330,000 shares of common stock.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board of directors or compensation committee. No member of our board of directors is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Compensation Plans

Amended and Restated 2000 Stock Plan

          Our Amended and Restated 2000 Stock Plan, or the 2000 Plan, provides for the grant of incentive stock options to employees, including officers and employee directors, and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants.  As of October 21, 2002, the total number of shares of common stock reserved for issuance under the 2000 Plan was 25,000,000 shares.  Through October 21, 2002, no shares of common stock have been issued under the 2000 Plan, and as of that date there were options to purchase an aggregate of 10,736,322 shares of common stock issued and outstanding.  A number of shares is added to the 2000 Plan on an annual basis equal to the least of the aggregate number of shares subject to grants made in the previous year, 10,000,000 shares or such other amount as determined by the board of directors.  Unless terminated earlier, the 2000 Plan will terminate automatically on August 9, 2010.  The administrator of our 2000 Plan has the power to determine the:

terms of the options or stock purchase rights granted, including the exercise price of the options or stock purchase rights;

number of shares subject to each option or stock purchase right;

vesting schedule of each option or stock purchase right; and

form of consideration payable upon the exercise of each option or stock purchase right.

          Options and stock purchase rights granted under the 2000 Plan are generally not transferable by the optionee, and each option and stock purchase right is exercisable during the lifetime of the optionee only by the optionee.  Options granted under the 2000 Plan must generally be exercised within three months after the end of the optionee's status as an employee, director or consultant of us, or within 12 months after such optionee's termination by death or disability, but in any event not later than the expiration of the option's term.

          The exercise price of all incentive stock options granted under the 2000 Plan must be at least equal to the fair market value of our common stock on the date of grant.  The exercise price of nonstatutory stock options and stock purchase rights granted under the 2000 Plan is determined by the administrator, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code, the exercise price must be at least equal to the fair market value of our common stock on the date of grant.  With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must be at least equal to 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years.  The term of all other options granted under the 2000 Plan may not exceed ten years.

          The 2000 Stock Plan provides that if we merge with or into another corporation, or sell substantially all of our assets, each option and stock purchase right must be assumed or an equivalent option or stock purchase right substituted for by the successor corporation.  If the outstanding options and stock purchase rights are not assumed or substituted for by the successor corporation, the options shall become fully vested and the optionees shall have the right to exercise such options or stock purchase rights.  If an option or stock purchase right becomes fully vested and exercisable in the event of a merger or sale of assets, the administrator must notify the optionee that the option or stock purchase right is fully exercisable for a period of 15 days from the date of the notice, and the option or stock purchase right will terminate upon the expiration of the 15-day period.

Amended and Restated 2000 Employee Stock Purchase Plan

          As of October 21, 2002, a total of 2,429,089 shares of our common stock have been reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan, or Purchase Plan.  The number of shares of our common stock reserved for issuance under the Purchase Plan is subject to annual increases equal to the least of the aggregate number of shares issued pursuant to Purchase Plan in the previous year, 1,000,000 shares, or such amount as determined by our board of directors.  As of October 21, 2002, 557,258 shares had been issued under our Purchase Plan.

          The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is implemented by a series of overlapping offering periods of 24-month durations, with new offering periods, other than the first offering period, commencing on or about February 1 and August 1 of each year.  Each offering period consists of four consecutive purchase periods of approximately six months' duration, at the end of which, an automatic purchase is made for participants.  Participants generally may not purchase more than 5,000 shares, or such other number of shares established by our board of directors, on any purchase date or purchase stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year.

          Employees are eligible to participate in the Purchase Plan if they are customarily employed by us or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year.  However, any employee who immediately after grant of a purchase right under the Purchase Plan would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock, or whose rights to purchase stock under all of our purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year may not be granted an option to purchase stock under this plan.  The Purchase Plan permits participants to purchase common stock through payroll deductions of up to 15% of the participant's base compensation.

          Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each purchase period.  The price of stock purchased under the Purchase Plan is generally 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of the purchase period.  Participants may end their participation at any time during an offering period, and they will be paid their payroll deductions to date.  Participation ends automatically upon termination of employment with us.

          In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period.  The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods.

          Rights granted under the Purchase Plan are not transferable by a participant other than by will, the laws of descent and distribution, or as otherwise provided under the plan.  The Purchase Plan provides that, in the event of our merger with or into another corporation or a sale of substantially all our assets, each outstanding option may be assumed or substituted for by the successor corporation.  If the successor corporation refuses to assume or substitute for the outstanding options, the offering period then in progress will be shortened and a new exercise date will be set.  The new exercise date will be set prior to the proposed date of the merger or sale of assets.

          Our board of directors has the authority to amend or terminate the Purchase Plan, except that no such action may adversely affect any outstanding rights to purchase stock under the Purchase Plan.  Our board of directors has the exclusive authority to interpret and apply the provisions of the Purchase Plan.  The Purchase Plan will terminate automatically in 2010, unless terminated earlier.

Amended and Restated 2002 Nonstatutory Stock Option Plan

          Our Amended and Restated 2002 Nonstatutory Stock Option Plan, or 2002 Plan, provides for the grant of nonstatutory stock options to employees, officers, directors and consultants.  We may only make option grants to newly hired officers and directors as inducements to provide services to us.  As of October 21, 2002, the total number of shares of common stock reserved for issuance under the 2002 Plan was 3,500,000 shares.  Through October 21, 2002, no shares of common stock had been issued under the 2002 Plan, and as of that date there were options to purchase an aggregate of 2,250,000 shares of common stock issued and outstanding.  Unless terminated earlier, the 2002 Plan will terminate automatically on April 24, 2012.  The administrator of the 2002 Plan has the power to determine:

terms of the options granted, including the exercise price of the options or stock purchase rights;
number of shares subject to each option;
vesting schedule of each option; and
form of consideration payable upon the exercise of each option.

          Options granted under the 2002 Plan are generally not transferable by the optionee, and each option is exercisable during the lifetime of the optionee only by the optionee.  Options granted under the 2002 Plan must generally be exercised within 30 days after the termination of the optionee's status as an employee, officer, director or consultant of us, or within six months after such optionee's termination by death or disability, but in any event, not later than the expiration of the option's term.

          With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any option granted must be at least equal to 110% of the fair market value on the grant date.  With respect to any other participant the exercise price of any option granted may not be less than 85% of the fair market value on the date of grant, other than in connection with a merger or other similar corporate transaction.

          The 2002 Plan provides that if we merge with or into another corporation, or sell substantially all of our assets, each option must be assumed or an equivalent option substituted for by the successor corporation.  If the outstanding options are not assumed or substituted for by the successor corporation, the options shall become fully vested and exercisable by the optionees.  If an option becomes fully vested and exercisable in connection with a merger or sale of assets, the administrator must notify the optionee that the option is fully exercisable for a period of at least 15 days from the date of the notice, and the option will terminate upon the expiration of the 15-day period.

1995 Stock Option Plan, as Amended

          Our 1995 Stock Option Plan, as amended, was adopted by our board of directors and by our stockholders in 1995, and it was last amended in 2000.  The 1995 Stock Option Plan was terminated as to new issuances in August 2000, upon the commencement of the 2000 Stock Plan.  As of October 21, 2002, we had reserved a total of 5,833,333 shares of our common stock for issuance upon the exercise of options granted under the plan.  The 1995 Stock Option Plan provides for the granting to our employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and for the granting to employees, officers, directors and consultants of nonstatutory stock options.  No further option grants will be made under the 1995 Stock Option Plan.

          Options granted under our 1995 Stock Option Plan are not generally transferable by the optionee, and each option is exercisable during the lifetime of the optionee only by the optionee.  Options granted under the 1995 Stock Option Plan must generally be exercised within three months of the termination of optionee's status as an employee, officer, director or consultant, or within 12 months after his or her termination by death or disability, but in no event may the option be exercised after the expiration of the option's term.

          Options granted under our 1995 Stock Option Plan will accelerate and become fully vested in the event we are acquired, unless the successor corporation assumes or substitutes other options in their place.

401(k) Plan

          In April 1996, we adopted a 401(k) plan to provide eligible employees with a tax preferential savings and investment program.  Eligible participants may elect to reduce their current compensation up to the lesser of 15% of eligible compensation and the statutorily prescribed annual limit and have such reduction contributed to the 401(k) plan.  At the direction of each participant, the trustee of the 401(k) plan invests the assets of the 401(k) plan in selected investment options.  Contributions by participants to the 401(k) plan, and income earned on the plan contributions, are generally not taxable to the participants until withdrawn.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information as of the record date with respect to the beneficial ownership of our common stock by:

each of our directors;
each of our executive officers included in the Summary Compensation Table included in this report (the "named executive officers");
all persons known to us to beneficially own more than 5% of our common stock; and
all directors and executive officers as a group.

          We have relied exclusively upon information provided to us by our directors and executive officers and copies of documents sent to us that have been filed with the Securities and Exchange Commission by others for purposes of determining the number of shares each person beneficially owns.  Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes those persons who have voting or investment power with respect to the securities.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  Percentage ownership in the table below is based on 46,515,611 shares of common stock outstanding on the record date.  Shares of our stock subject to options or warrants that are exercisable within 60 days of the record date and shares of our common stock issuable upon conversion of our Series A Preferred Stock and Series B Preferred Stock that are issued and outstanding on the record date are also deemed outstanding for purposes of calculating the percentage ownership of that person, and if applicable, the percentage ownership of executive officers and directors as a group, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.  Unless otherwise indicated, the address for each stockholder listed in the table below is c/o Evolve Software, Inc., 150 Spear Street, 11th Floor, San Francisco, CA 94105.

	Number of Shares	Percent of Shares
Name and Address	Beneficially Owned	Outstanding

Greater than 5% Stockholders

Warburg Pincus Private Equity VIII, L.P., Warburg Pincus & Co. and	74,359,628	61.5
Warburg Pincus LLC
466 Lexington Avenue, New York, NY 10017 (1)

Sierra Ventures VI, L.P. and SV Associates VI, L.P.	14,557,850	26.8
3000 Sand Hill Road, Building 4, Suite 210, Menlo Park, CA 94025 (2)

Sierra Ventures VII, L.P. and Sierra Ventures Associates VII, LLC	8,733,214	16.1
3000 Sand Hill Road, Building 4, Suite 210, Menlo Park, CA 94025 (3)

Index Ventures I (Jersey) L.P.	6,054,905	11.7
2 Rue de Jargonnant
1207 Geneva, Switzerland (4)

VivCorp., Inc.	3,013,870	6.5
6114 LaSalle Avenue #323, Oakland, CA 94611

Directors and the Named Executive Officers

Cary Davis (5)	74,438,830	61.5
Nancy Martin (6)	74,438,830	61.5
Jeffrey M. Drazan (7)	23,537,346	37.8
John Bantleman	1,241,141	2.7
Gayle Crowell (8)	1,002,500	2.1
Kurt Heikkinen (9)	668,512	1.4
John R. Oltman (10)	481,812	1.0
Kenneth J. Bozzini (11)	369,851	*
Robert Gillette (12)	275,000	*
Lin Johnstone (13)	250,000	*
Paul Rochester (14)	211,333	*
Janice Ryan (15)	125,000	*
Linda Zecher	--	*
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (10 PERSONS) (16)	99,946,821	72.3
_______________

*	Represents less than 1%.

(1)

Includes: (a) shares of common stock issuable upon conversion of 1,500,000 shares of Series A Preferred Stock held by Warburg Pincus Private Equity VIII, L.P.  as of the date of this report; (b) shares of common stock issuable upon conversion of 500,000 shares of Series B Preferred Stock held by Warburg Pincus Private Equity VIII, L.P.  as of the date of this report; (c) 7,500,000 shares of common stock issuable upon exercise of warrants; and (d) 3,298 shares of common stock held by a member and managing director of Warburg Pincus LLC.  Warburg Pincus & Co.  is the general partner of Warburg Pincus Private Equity VIII, L.P.  Warburg Pincus Private Equity VIII, L.P.  is managed by Warburg Pincus LLC.  Lionel I. Pincus is the managing partner of Warburg Pincus & Co.  and may be deemed to control both Warburg Pincus & Co.  and Warburg Pincus Private Equity VIII, L.P.

11

(2)

Includes: (a) shares of common stock issuable upon conversion of 134,381 shares of Series B Preferred Stock held by Sierra Ventures VI, L.P.  as of the date of this report; and (b) shares of common stock issuable upon conversion of 13,399 shares of Series B Preferred Stock held by SV Associates VI, L.P.  as of the date of this report.

(3)

Includes: (a) shares of common stock issuable upon conversion of 136,400 shares of Series A Preferred Stock and 47,485 shares of Series B Preferred Stock held by Sierra Ventures VII, L.P.  as of the date of this report; (b) shares of common stock issuable upon conversion of 13,600 shares of Series A Preferred Stock and 4,735 shares of Series B Preferred Stock held by Sierra Ventures Associates VII, LLC as of the date of this report; (c) 682,000 shares of common stock issuable upon exercise of warrants held by Sierra Ventures VII, L.P.; and (d) 68,000 shares of common stock issuable upon exercise of warrants held by Sierra Ventures Associates VII, LLC.

(4)

Includes (a) shares of common stock issuable upon conversion of 52,335, 2,849, 11,493, and 900 shares of Series A Preferred Stock held, respectively, by Index Ventures I (Delaware) L.P., Index Venture I Parallel Entrepreneur Fund (Jersey) L.P., Index Ventures I GmbH & Co.  Kg and Index Ventures Management SA.; (b) 261,675, 14,245, 57,465 and 4,500 shares of common stock issuable upon exercise of warrants held, respectively, by Index Ventures I (Delaware) L.P., Index Venture I Parallel Entrepreneur Fund (Jersey) L.P., Index Ventures I GmbH & Co.  Kg and Index Ventures Management SA.

(5)

Includes: (a) those shares identified in footnote (1) above, other than those shares included in paragraph (d) thereof; and (b) 82,500 shares issuable within 60 days from the date of this report upon the exercise of options.  Mr.  Davis is a general partner of Warburg Pincus & Co. and a member of Warburg Pincus LLC, affiliates of Warburg Pincus Private Equity VIII, L.P.  Mr.  Davis disclaims beneficial ownership of the shares held by Warburg Pincus Private Equity VIII, L.P., except to the extent of his pecuniary interest therein.

(6)

Includes: (a) those shares identified in footnote (1) above, other than those shares included in paragraph (d) thereof; and (b) 82,500 shares issuable within 60 days from the date of this report upon the exercise of options.  Dr.  Martin is a general partner of Warburg Pincus & Co.  and a member of Warburg Pincus LLC, affiliates of Warburg Pincus Private Equity VIII, L.P.  Dr.  Martin disclaims beneficial ownership of the shares held by Warburg Pincus Private Equity VIII, L.P., except to the extent of her pecuniary interest therein.

(7)

Includes: (a) those shares identified in footnotes (2) and (3) above; (b)  82,500 shares issuable within 60 days from the date of this report upon the exercise of options; and (c) 36,549 shares of common stock subject to our right of repurchase, which right lapses over time.  Mr.  Drazan is a general partner of SV Associates VI, L.P., which is the general partner of Sierra Ventures VI, L.P.  Mr.  Drazan is also a manager of Sierra Ventures Associates VII, LLC, which is the general partner of Sierra Ventures VII, L.P.  Mr.  Drazan disclaims beneficial ownership of the shares held by Sierra Ventures VI, L.P., SV Associates VI, L.P., Sierra Ventures VII, L.P.  and Sierra Ventures Associates VII, LLC, except to the extent of his pecuniary interest therein.

(8)	Includes 1,002,500 shares issuable within 60 days from the date of this report upon the exercise of options.

(9)	Includes 375,000 shares issuable within 60 days from the date of this report upon the exercise of options.

(10)

Includes: (a) 124,167 shares issuable within 60 days from the date of this report upon the exercise of options; and (b) 357,645 shares owned by JRO Consulting, Inc., of which Mr.  Oltman is the President.

(11)	Includes 327,683 shares issuable within 60 days from the date of this report upon the exercise of options.

(12)	Includes 275,000 shares issuable within 60 days from the date of this report upon the exercise of options.

(13)	Includes 250,000 shares issuable within 60 days from the date of this report upon the exercise of options.

(14)

Includes: (a) 127,500 shares issuable within 60 days from the date of this report upon the exercise of options; and (b) 31,250 shares of common stock subject to our right of repurchase, which right lapses over time.

(15)	Includes 125,000 shares issuable within 60 days from the date of this report upon the exercise of options.

(16)	Includes, without duplicating the shares beneficially owned by Mr. Davis and Dr. Martin, the shares beneficially owned and listed in footnotes (4) through (7), (9) and (12) above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of October 21, 2002:

Equity Compensation Plan Information

Number of Securities
remaining available for
	Number of Securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)

Equity Compensation plans
approved by security holders	11,079,976	$ 0.55	14,263,678

Equity Compensation plans not
approved by security holders	6,250,000	$ 0.24	1,250,000

Item 13. Certain Relationships and Related Party Transactions

Sale of Series A Preferred Stock

          Pursuant to a Series A Preferred Stock Purchase Agreement between Evolve and certain investors, we issued the following securities in October 2001 to the following venture funds affiliated with certain of its directors:

	Series A	Warrants to Purchase	Warrants to Purchase
Name	Preferred Stock	Series A Preferred Stock	Common Stock

Warburg Pincus Private Equity VIII, L.P.	1,000,000	1,000,000	5,000,000
Sierra Ventures VII, L.P.	90,933	90,933	454,665
Sierra Ventures Associates VII, LLC	9,067	9,067	45,335

          The Series A Preferred Stock was sold at $10 per share.  The exercise price per share of the warrants to purchase Series A Preferred Stock was $10, and the exercise price of the warrants to purchase common stock was $1 per share.  All of the warrants to purchase Series A Preferred Stock have either been exercised or have expired.  The warrants to purchase common stock are all exercisable for seven years from the date of issue.  None of the warrants to purchase common stock have been exercised.

          Each share of Series A Preferred Stock was convertible into common stock at an initial conversion price of $0.50, or at an initial conversion rate of 20 shares of common stock for each share of Series A Preferred Stock, subject to certain adjustments as set forth in the Certificate of Designation of Series A Preferred Stock of the Company.  The number of shares of common stock into which each share of Series A Preferred Stock is convertible accretes at a rate of 8.00% per year.  As of the date of this report, the conversion price of the Series A Preferred Stock had decreased to $0.37 per share.

In March 2002, we issued the following securities to the following venture funds affiliated with certain of our directors upon the exercise of warrants to purchase Series A Preferred Stock:

Name	Series A Preferred Stock	Warrants to Purchase Common Stock

Warburg Pincus Private Equity VIII, L.P.	500,000	2,500,000
Sierra Ventures VII, L.P.	45,467	227,335
Sierra Ventures Associates VII, LLC	4,533	22,665

          We issued the foregoing securities pursuant to agreements under which we made representations, warranties and covenants and provided the purchasers with registration rights and preemptive rights, among other privileges.

Jeffrey M. Drazan, a director of the Company, is a manager of Sierra Ventures Associates VII, LLC, which is the general partner of Sierra Ventures VII, L.P.

          Cary Davis and Nancy Martin, directors of the Company, are partners of Warburg Pincus & Co.  and Managing Directors of Warburg Pincus LLC, the general partner of Warburg Pincus Private Equity VIII, L.P., and Gayle Crowell, a director of the Company, is a full-time advisor to of Warburg Pincus LLC.  Mr.  Davis, Dr.  Martin and Ms.  Crowell were each appointed to our Board of Directors upon the closing of the sale of our Series A Preferred Stock in October 2001.

Sale of Series B Preferred Stock

          Pursuant to a Series B Preferred Stock Purchase Agreement between Evolve and certain investors, Evolve issued 500,000 shares of Series B Preferred Stock, 181,866 shares of Series B Preferred Stock and 18,134 shares of Series B Preferred Stock to Warburg Pincus Private Equity VIII, L.P., Sierra Ventures VII, L.P.  and Sierra Ventures Associates VII, LLC, respectively.  The purchase price for the Series B Preferred Stock was $10 per share.  Each share of Series B Preferred Stock was convertible into common stock at an initial conversion price of $0.19, or at an initial conversion rate of approximately 53 shares of common stock for each share of Series B Preferred Stock, subject to certain adjustments as set forth in the Certificate of Designation of Series B Preferred Stock of the Company.  The number of shares of common stock into which each share of Series B Preferred Stock is convertible accretes at a rate of 8.00% per year.  We issued the foregoing securities pursuant to agreements under which we made representations, warranties and covenants and provided the purchasers with registration rights and preemptive rights, among other privileges.

Stock Option Issuances

Since June 2001, we have issued the following options to our executive officers and directors named below:

Name	Shares of Common Stock Underlying Options	Exercise Price Per Share ($)

Linda Zecher	5,000,000	0.25
Arthur Taylor	1,250,000	0.11
Robert Gillette	1,200,000	0.33
Lisa Campbell	1,000,000	0.27
Kenneth J. Bozzini	360,000	0.34
Lin Johnstone	250,000	0.34
Janice Ryan	125,000	0.34
Kurt Heikkinen	125,000	0.34
Nancy Martin	330,000	0.34
Jeffrey M. Drazan	330,000	0.34
John R. Oltman	330,000	0.34
Cary Davis	330,000	0.34
Paul Rochester	330,000	0.34
Gayle Crowell	1,250,000	0.34

Severence Agreements

          In October 2001, we entered into a Separation and Consulting Agreement with John Bantleman, our former President and Chief Executive Officer, pursuant to which it was agreed that he would resign his employment and his position on our board of directors effective October 5, 2001 and begin tenure as a consultant to us through December 31, 2001.  We agreed to pay Mr.  Bantleman all accrued salary and all accrued and unused vacation time through October 5, 2001, as well as health insurance benefits through March 1, 2002.  As compensation for Mr.  Bantleman's consulting work for us, we paid him a lump sum of $130,500.  Additionally, because we closed a financing in excess of $10 million within the first 30 days after his departure, we paid Mr.  Bantleman two additional payments of $65,250 on each of April 1, 2002 and July 1, 2002.  We also agreed to allow options to purchase 104,166 shares of common stock (which were in addition to options that were vested as of Mr.  Bantleman's termination date and which represents an additional 25% of the 416,667 options covered under three stock option agreements) to immediately vest and to allow 312,500 shares purchased under three restricted stock purchase agreements (which were in addition to shares that were vested as of Mr.  Bantleman's termination date and which represents an additional 25% of the 1,250,000 shares purchased under such restricted stock purchase agreements) to immediately vest.  Further, we forgave promissory notes that Mr.  Bantleman issued to us totaling $175,000 (plus approximately $15,337 accrued interest as of September 30, 2001).

          On November 8, 2001, we entered into a severance agreement with Joseph Fuca, our former Vice President, Sales, pursuant to which we agreed to pay Mr.  Fuca three months of his base salary as a severance payment plus an additional $15,000.  We also agreed to pay Mr.  Fuca all accrued salary and all accrued and unused vacation through his employee termination date, as well as to pay his COBRA premiums through his severance period.  We further agreed to accelerate the vesting of an option to purchase 100,000 shares of our common stock issued to Mr.  Fuca and to make such option exercisable for 15 months following his termination date.

          On November 9, 2001, we entered into a severance agreement with James Bozzini, our former Chief Operating Officer and Vice President, Finance, pursuant to which, we agreed to pay Mr.  Bozzini four months of his base salary as a severance payment.  We also agreed to pay Mr.  Bozzini all accrued salary and all accrued and unused vacation through his employee termination date, as well as to pay his COBRA premiums through his severance period.  We further agreed to accelerate the vesting of an option to purchase 250,000 shares of our common stock issued to Mr.  Bozzini and to make such option exercisable for 15 months following his termination date.

          On November 12, 2001, we entered into a severance agreement with David Hsieh, our former Vice President, Marketing, pursuant to which it was agreed that his employee termination date would be November 16, 2001.  We agreed to pay Mr.  Hsieh three months of his base salary as a severance payment.  We also agreed to pay Mr.  Hsieh all accrued salary and all accrued and unused vacation through his employee termination date, as well as to pay his COBRA premiums for three months.

          On May 23, 2002, we entered into a severance agreement with Kurt Heikkinen, our former Vice President, Engineering and Customer Service, pursuant to which, we agreed to pay Mr.  Heikkinen three months of his base salary as a severance payment.  We also agreed to pay Mr.  Heikkinen all accrued salary and all accrued and unused vacation through his employee termination date, as well as to pay his COBRA premiums for four months.  We further agreed to accelerate the vesting of all of Mr.  Heikkinen's stock options and make such options exercisable for 15 months following his termination date.

          On June 12, 2002, we entered into a severance agreement with Kenneth J.  Bozzini, our former Vice President, Finance and Chief Financial Officer, pursuant to which it was agreed that his employee termination date would be August 1, 2002.  We agreed to pay Mr.  Bozzini six months of his base salary as a severance payment.  We also agreed to pay Mr.  Bozzini all accrued salary and all accrued and unused vacation through his employee termination date, as well as to pay his COBRA premiums for three months.  We further agreed to accelerate the vesting of Mr.  Bozzini's stock options by an additional 12 months and make such options exercisable for 15 months following his termination date.

          On September 30, 2002, we entered into a severance agreement with Dale Royal, our former Vice President, Sales, pursuant to which we agreed to pay Mr.  Royal four weeks of his base salary as a severance payment.  We also agreed to pay Mr.  Royal all accrued salary and all accrued and unused vacation through his employee termination date, as well as to pay his COBRA premiums for one month.

Promissory Note Amendments

          In November 2001, we agreed to amend certain promissory notes that were issued to us by our executive officers and directors, in order to purchase our common stock.  Each of the promissory notes was amended to provide that the note was non-recourse to the maker of the note, so that the only recourse we would have to ensure the note was repaid was to retire the stock issued to such persons.  The promissory notes were also amended to provide that the notes would mature on the earlier to occur of the fourth anniversary of the note and 15 months from such person's termination of employment with or service to us.  The promissory notes of the following executive officers and in the original principal amounts indicated were amended:

Name	Original Principal Amount of Promissory Note

John Bantleman (1)	$ 975,000
$ 375,000
James Bozzini (2)	$ 900,000
Kenneth J. Bozzini (3)	$ 6,250
Jeffrey M. Drazan	$ 375,000
$ 100,000
Joseph Fuca (4)	$ 937,500
Kurt Heikkinen	$ 75,000
$ 187,500
$ 270,000
JRO Consulting, Inc. (5)	$ 100,000
Paul Rochester	$ 375,000

(1)	The amendment to Mr. Bantleman's promissory note provides that the note will mature 15 months from his termination of employment with us.

(2)	The amendment to Mr. J. Bozzini's promissory note provides that the note will mature 15 months from his termination of employment with us.

(3)	The amendment to Mr. K. Bozzini's promissory note provides that the note will mature on the earlier to occur of November 18, 2003 and 15 months fromhis termination of employment with us.

(4)	The amendment to Mr. Fuca's promissory notes provides that the notes will mature 15 months from his termination of employment with us.

(5)	John R. Oltman is the President of JRO Consulting, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2002

Evolve Software, Inc.

/s/ ARTHUR T. TAYLOR

Arthur T.Taylor
Chief Financial Officer and Vice President(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signatures	Title	Date

/s/	*	Chairman of the Board

Gayle Crowell

/s/	*	President and Chief Executive
Officer (Principal Executive Officer)
Linda Zecher

/s/	Arthur T. Taylor	Chief Financial Officer and Vice President of Finance	October 28, 2002
(Principal Financial and Accounting Officer)
Arthur T. Taylor

/s/	*	Director

Cary Davis

/s/	*	Director

Jeffrey M. Drazan

/s/	*	Director

Nancy Martin

/s/	*	Director

John R. Oltman

/s/	*	Director

Paul Rochester

*	By: /s/ Arthur T. Taylor		October 28, 2002

Title: Attorney-in-fact

CERTIFICATIONS

I, Linda Zecher, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Evolve Software, Inc.

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
Officer (Principal Executive Officer)
Linda Zecher
October 28, 2002

I, Arthur T. Taylor, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Evolve Software, Inc.

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
October 28, 2002

