Form 10-Q
period 2002-09-30
EVOLVE SOFTWARE INC
filed 2002-11-14
CIK 1097002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-31155

EVOLVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3219745 (I.R.S. Employer Identification No.)
150 Spear Street, San Francisco, CA (Address of principal executive offices)	94105 (Zip Code)

Registrant's telephone number, including area code: (415) 229-3700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 6, 2002 was approximately $5,718,760 based upon the closing sale price reported for that date on the NASDAQ SmallCap Market.   Shares of common stock held by each officer and director and by each person who owns more than 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates.   This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of the registrant's common stock as of November 6, 2002 was 46,509,175.

EVOLVE SOFTWARE, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	2002

	September 30,	June 30,

ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$10,327	$8,690
Restricted cash	1,271	580
Accounts receivable, net of allowance for doubtful
accounts $287 and $286, respectively	2,743	2,979
Prepaid expenses and other current assets	1,560	1,789

Total current assets	15,901	14,038

Property and equipment, net	5,657	6,553
Restricted cash	1,225	2,321
Deposits and other assets	91	143
Goodwill and other intangible assets, net	1,971	2,215

Total assets	$24,845	$25,270

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANTS, AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,707	$1,937
Accrued liabilities	3,190	3,512
Deferred revenues	6,055	7,667
Capital lease obligations, current portion	110	202
Restructuring accrual, current portion	1,513	2,123
Short-term debt	1,980	2,376

Total current liabilities	14,555	17,817

Restructuring accrual, less current portion	614	688
Long-term debt	-	198
Deferred rent	238	232
Common stock warrants	30	76

Total liabilities	15,437	19,011

Redeemable convertible preferred stock and preferred stock warrants	657	1,732

Stockholders' equity:
Preferred stock	9	2
Common stock	45	45
Additional paid-in capital	270,810	262,017
Notes receivable from stockholders	(674)	(731)
Unearned stock-based compensation	(575)	(1,535)
Accumulated other comprehensive loss	(520)	(370)
Accumulated deficit	(260,344)	(254,901)

Total stockholders' equity	8,751	4,527

Total liabilities, redeemable convertible preferred stock and preferred stock warrants, and stockholders' equity	$24,845	$25,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended
	September 30,

	2002	2001

	(unaudited)
Revenues:
License	$2,103	$1,305
Services & maintenance	2,640	2,088
Hosted	45	475

Total revenues	4,788	3,868

Cost of revenues:
License	208	460
Services & maintenance:
Other services & maintenance	2,131	1,385
Stock-based and related compensation charges (credits)	97	(135)
Hosted	-	151

Total cost of revenues	2,436	1,861

Gross profit	2,352	2,007

Operating expenses:
Sales and marketing:
Other sales and marketing	3,059	4,574
Stock-based and related compensation charges (credits)	219	(95)
Research and development:
Other research and development	2,449	3,515
Stock-based and related compensation charges	110	157
General and administrative:
Other general and administrative	1,161	2,289
Stock-based and related compensation charges	590	1,326
Amortization of goodwill and other intangible assets	244	401
Restructuring charges (credits), net	(240)	693

Total operating expenses	7,592	12,860

Operating loss	(5,240)	(10,853)

Interest income	49	279
Interest expense	(39)	(132)
Other income	76	123

Net loss	(5,154)	(10,583)

Beneficial conversion feature of preferred stock	(289)	-

Net loss attributable to common stockholders	$(5,443)	$(10,583)

Net loss per common share -- basic and diluted	$(0.12)	$(0.29)

Shares used in net loss per common share calculation -- basic and diluted	44,481	36,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	September 30,

	2002	2001

	(unaudited)

Cash flows from operating activities:
Net loss	$(5,154)	$(10,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	-	545
Depreciation and amortization - fixed assets	863	932
Amortization of goodwill and other intangible assets	244	401
Non-cash restructuring charges	(134)	103
Write-down of stockholders' loans and related interest	47	-
Stock-based charges	969	1,253
Changes in assets and liabilities:
Accounts receivable	241	2,281
Prepaid expenses and other current assets	222	(68)
Deposits and other assets	54	29
Accounts payable	(256)	(1,448)
Accrued liabilities	(330)	(895)
Restructuring accrual	(551)	(822)
Deferred revenues	(1,680)	(1,994)

Net cash used in operating activities	(5,465)	(10,266)

Cash flows from investing activities:
Purchase of short-term investments	-	(521)
Maturities of short-term investments	-	2,500
Purchases of property and equipment	32	(192)
Restricted cash	405	-

Net cash provided by investing activities	437	1,787

Cash flows from financing activities:
Payments under capital lease obligations	(91)	(132)
Repayment of long-term debt	(594)	(396)
Proceeds from issuance of preferred stock, net	7,380	-
Proceeds from employee stock purchase plan	12	80

Net cash provided by/(used in) financing activities	6,707	(448)

Effect of exchange rate changes on cash and cash equivalents	(42)	(120)

Increase (decrease) in cash and cash equivalents	1,637	(9,047)
Cash and cash equivalents at beginning of period	8,690	19,914

Cash and cash equivalents at end of period	$10,327	$10,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVE SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Liquidity

The Company has sustained net losses and negative cash flows from operations since its inception.  The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to increase revenues, to raise additional financing through public or private equity financing or other sources of financing to fund operations, or to reduce net operating expenses.  There is no assurance that the Company will achieve increased revenues, will be able to reduce net operating expenses or will be able to raise adequate financing from other sources.  Management believes that its current funds and access to available capital will be sufficient to enable the Company to meet its planned expenditures through at least June 30, 2003.  If anticipated operating results are not achieved, management has the intent and it believes that it has the ability, to reduce expenditures by reductions in headcount and certain other expense so as not to require additional financial resources, if such resources are not available on terms acceptable to the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  All adjustments (including adjustments of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

Revenue Recognition

The Company derives revenues from fees for licenses, implementation services and maintenance, and hosted license agreements.  The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, "Software Revenue Recognition,” as amended and SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts.”  The Company also follows the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 101, "Revenue Recognition in Financial Statements."

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

The Company’s services revenue includes reimbursement for travel expenses incurred by its consultants and reimbursed by its customers.  These revenues are recognized in the period in which they are incurred.   The associated expenses are included as a cost of revenue.

The Company generates revenue from its hosted license business by hosting the software and making the solution available to the customer via the Internet, as well as by providing maintenance and other services to the customer.  In such situations, customers pay a monthly fee for the term of the contract in return for access to the Company's software, maintenance and other services such as implementation, training, consulting and hosting.  For certain hosted software arrangements for which the Company does not have vendor specific objective evidence of fair value for the elements of the contract, fees are recognized on a monthly basis as the hosting service is provided.  In other circumstances where the customer has the right to take delivery of the software and the Company has vendor specific objective evidence of fair value for the hosted element of the contract, fees are allocated between the elements based on the vendor specific objective evidence.  The Company no longer offers new hosted services and will have fulfilled its obligations to current hosted customers no later than the end of the current fiscal year.

License revenue includes product licenses to companies from which the Company has purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements").  Products and services purchased in reciprocal arrangements include:  (1) software licensed for internal use; (2) software licensed for resale or incorporation into the Company's products; and (3) development or implementation services.  For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force (“EITF”) Issue No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions."  In determining these fair values, the Company considers the recent history of cash sales of the same products or services in similar sized transactions.  Revenues recognized under reciprocal arrangements were $55,000 and $434,000 for the fiscal quarters ended September 30, 2002 and 2001, respectively.

Deferred revenues represents amounts billed to customers under license and service arrangements in excess of amounts recognized as revenue to date from those arrangements.  Deferred revenues also represents fees derived from maintenance and hosted license agreements that are being recognized ratably over the unexpired portion of the underlying period of the agreements.  As work progresses towards completion of these arrangements, a portion of the deferred revenues will be recognized.  Certain revenues will also be deferred, if other revenue recognition criteria have not been met.

Comprehensive Income (Loss)

The Company follows Statement of Financial Accounting Standards ("SFAS") No.  130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements.  The statement of comprehensive loss is as follows:

(in thousands)	Three months ended
	September 30,

	2002	2001

Net loss	$(5,154)	$(10,583)
Foreign currency translation adjustment	(150)	(184)

Comprehensive loss	$(5,304)	$(10,767)

Segment Information

The Company operates in only one segment, namely services delivery software and, as such, uses only one measure of profitability for internal reporting purposes.  To date, substantially all of the Company’s revenues have been derived from within the United States.  Additionally, substantially all of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles.  Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.  Evolve adopted SFAS No. 142 effective July 1, 2002, which will result, among other items, in the Company no longer amortizing its existing goodwill.  Evolve is currently reviewing the impact of the adoption of FAS No. 142.  The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle.  The Company has not yet determined what effect these impairment tests will have on its results from operations and financial position.  In accordance with SFAS No. 142, the Company has ceased to amortize $478,000 of goodwill as of June 30, 2002.  The following table presents the net loss and net loss per share, basic and diluted, as if goodwill and acquired workforce had not been amortized during the periods presented.

(in thousands, except per share amounts)	Three months ended
	September 30,

	2002	2001

Net loss as reported	$(5,443)	$(10,583)
Addback: amortization of goodwill and acquired workforce	-	107

Pro forma net loss	$(5,443)	$(10,476)

Net loss per share, basic and diluted-as reported	$(0.12)	$(0.29)

Net loss per share, basic and diluted-as adjusted	$(0.12)	$(0.28)

Intangible assets consist of the following:

(in thousands)
		September 30, 2002			June 30, 2002

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Acquired technology	3 years	$2,925	$(1,432)	$1,493	$2,925	$(1,188)	$1,737
Goodwill	3 years	718	(240)	478	718	(240)	478

Total		$3,643	$(1,672)	$1,971	$3,643	$(1,428)	$2,215

Goodwill and acquired workforce amortization was zero and $107,000 for the three months ended September 30, 2002 and 2001, respectively.  Other intangibles amortization expense was $244,000 and $294,000 for the three months ended September 30, 2002 and 2001, respectively.

Estimated future amortization expense is as follows:

(in thousands)

Fiscal year	Total

2003 - 10/1/02 - 6/30/03	$732
2004	761

Total	$1,493

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale.  Although SFAS No. 144 retains certain of the requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it supersedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”  SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early adoption encouraged.  Evolve adopted SFAS No. 144 on July 1, 2002.  There was no significant impact on Evolve’s financial statements upon adoption.

In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”  This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central ongoing operations.  The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement.  This issue is effective for fiscal years beginning after December 15, 2001.  During the year ended June 30, 2002, the Company adopted EITF 01-14.  As a result, the Company reclassed a total amount of $217,000 and $131,000 from operating expenses to revenue for the fiscal quarters ended September 30, 2002 and 2001, respectively.   Additionally, the company reclassed a total amount of  $217,000 and $131,000 from operating expenses to cost of revenues for the fiscal quarters ended September 30, 2002 and 2001, respectively.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Note 2. Acquisitions

On June 29, 2001, Evolve acquired certain assets of Vivant! Corporation ("Vivant").  The total acquisition cost was approximately $3.1 million, primarily comprised of $910,000 in cash, 1,553,254 shares of the Company’s common stock valued at $1.6 million, a future stock commitment valued at a minimum of $525,000 and $137,000 for transaction related expenses.  With the assistance of an independent valuation, the Company recorded approximately $2.2 million in developed technology, $718,000 in goodwill and $187,000 in acquired workforce upon this acquisition, which was accounted for as a purchase.  The number of shares issued to Vivant at the closing of the acquisition was subject to adjustment by issuance of additional shares or redemption of existing shares based on the market value of Evolve’s common stock as of the time the registration of such shares became effective.  However, the purchase agreement limited the aggregate number of shares to be issued by Evolve to 7,661,097.  The Company subsequently issued 663,495 shares to Vivant in September 2001 and 3,899,756 shares in January 2002 pursuant to the terms of the acquisition.  On July 9, 2002, the Company issued 1,544,592 shares to settle all remaining obligations under the agreement.  Since the date of acquisition, the results of Vivant's operations have been included in the Company’s consolidated financial statements.

Note 3. Stock-based and related compensation charges

The Company incurred stock-based compensation charges in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of its common stock for accounting purposes.  The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $40.3 million as of August 9, 2000, the date of the Company’s Initial Public Offering.  This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable or Award Plans," over the four-year vesting period of the granted options.  At September 30, 2002, the effects of systematic amortization, employee terminations and modifications of stock-based awards had reduced the remaining unearned stock-based compensation balance to $523,000 which will be fully amortized, at a maximum, at the end of fiscal 2004.  The Company recorded stock based charges of $815,000 and $280,000 for the three months ended September 30, 2002, and 2001, respectively.

In connection with the termination of employment of certain executive officers in fiscal 2001, the Company incurred stock-based charges of $154,000 and $973,000 during the quarters ended September 30, 2002 and 2001, because of certain conditions of the executive’s severance agreements related to their restricted stock purchases.   At September 30, 2002, stock based compensation of $52,000, related to these agreements, was outstanding.  This amount will be fully amortized in the next fiscal quarter.

In October 2001, the Board of Directors voted to modify existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, from thirty days to fifteen months after the date of termination.  The loans are secured only by the underlying stock, which they were used to purchase.  As a result, the loans became subject to variable accounting and the outstanding stockholder loans and related interest were revalued to their net realizable value of $0.12 per share at September 30, 2002, resulting in a reduction of stockholders loans and related interest and an increase in expenses of $47,000 for the three months ended September 30, 2002.  Until they are due or repaid, if earlier, the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

The financial impact on operating results of these arrangements is included within stock-based and related charges expense.

Note 4. Issuance of Debt

On September 30, 2002, the Company signed a Second Amendment to Amended and Restated Loan and Security Agreement, which supersedes all previous amendments and agreements.  The amendment relates to the outstanding term loan facility of $2.0 million, and the fully secured standby letter-of-credit of $2.5 million.  The term loan facility incurs annual interest of the prime rate plus 1.00%.  As of September 30, 2002, the rate was 5.75%.

The term loan is scheduled to be fully repaid on July 1, 2003, and is fully collateralized by all of the Company’s assets, including intellectual property, except for leased equipment.  In connection with the loan amendment, the bank approved new financial covenants for the period commencing September 30, 2002.  Under this amendment all previous covenants are replaced in their entirety with the new covenants.  The Company is required to:  (1) maintain at all times a minimum bank liquidity ratio of 2.00 to 1.00; (2) maintain at all times minimum unrestricted cash of $2.0 million; and (3) maintain minimum revenue targets which increase quarterly.

At September 30, 2002, the Company was in compliance with all amended covenants.

Note 5. Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business.  At September 30, 2002, the Company is defending against a claim filed by an early customer in the federal district court in Massachusetts.  This customer alleges a variety of claims including that the software and services purchased from the Company did not satisfy certain contractual obligations and that the Company engaged in practices that they allege were unfair.  The court granted the Company’s motion to dismiss several of the claims.  The Company believes that the plaintiff’s claims are without merit, and intends to defend vigorously against them.

On August 1, 2002, the Company settled a claim from an early customer for a previously accrued amount, without admission of liability.

In November 2001, a complaint seeking class action status was filed, against the Company, in the United States District Court for the Southern District of New York.  The complaint is purportedly brought on behalf of all persons who purchased the Company’s common stock from August 9, 2000, through December 6, 2000.  The complaint names as defendants some of the Company’s former officers and several investment banking firms that served as managing underwriters of the Company’s initial public offering.  Among other claims, the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for the Company’s initial public offering did not disclose that:  (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for alleged excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading.  The Company is aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000.  No specific amount of damages is claimed in the complaint involving the initial public offering.  The Company intends to contest the claims vigorously.  The Company is unable, at this time, to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

The Company believes that there are no other claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company or the reported financial results.

Note 6. Restructuring Charges

Beginning in the quarter ended June 30, 2001, through the quarter ended September 30, 2002, the Company critically reviewed its operations and cost structure and took actions to reduce costs and strengthen its position in executing its strategy.  Since June 30, 2001, through the quarter ended September 30, 2002, these decisions resulted in the involuntary termination of 227 employees.  The terminations were from all functions of the Company’s operations and included twenty-two employees from the closure of the India research facility.  As a result of the headcount reduction for the quarter ended September 30, 2002, the Company recorded charges of $77,000 in severance and related benefit charges.  The Company reversed $317,000 of previously accrued restructuring charges accrued in fiscal year ended June 30, 2002, relating to its India facilities, as a result of subleasing its rental space sooner than expected and selling all of its fixed assets for more than was anticipated.

A rollforward of the restructuring-related liabilities follows:

(in thousands)	Severance		Fixed
	and Related		Asset
	Charges	Facilities	Write-off	Totals

Accrued liabilities at June 30, 2002	$276	$2,434	$101	$2,811

Restructuring charges (credits)	77	(127)	(190)	(240)
Amount (paid) received	(236)	(297)	89	(444)

Accrued liabilities at September 30, 2002	$117	$2,010	$-	$2,127

	$-
Short-term	$117	$1,396	$-	$1,513
Long-term	$-	$614	$-	$614

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

(in thousands)	Three months ended
	September 30,

	2002	2001

Numerator:
Net loss	$(5,154)	$(10,583)
Beneficial conversion feature of redeemable
convertible preferred stock	(289)	-

Net loss attributable to common stockholders	$(5,443)	$(10,583)

Denominator:
Weighted average common shares	46,196	40,052
Weighted average unvested common shares
subject to repurchase	(1,715)	(3,147)

Shares used in computing basic and diluted

net loss per share	44,481	36,905

At September 30, 2002 and 2001, options to purchase 17,999,737 and 4,762,007 shares of common stock were outstanding with a weighted-average exercise price of $0.44 and $3.51, respectively.  At September 30, 2002, the outstanding Series A Preferred Stock was convertible into 54 million shares of common stock.  Warrants to purchase 575,000 shares of Series A Preferred Stock at $10.00 per share and 9.4 million shares of common stock at $1.00 per share, if exercised, were convertible into 15.5 million and 9.4 million shares of common stock, respectively, as of September 30, 2002.  If the Series A Preferred Stock warrants are exercised, they will result in the issuance of an additional 3.9 million common stock warrants.  These common stock equivalents have been excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.  The weighted-average purchase prices of stock subject to repurchase were $2.32 and $2.29 as of September 30, 2002 and 2001, respectively.

Note 8. Series B Preferred Stock Financing

In August 2002, the Company completed a private placement of shares of Series B Preferred Stock pursuant to a Series B Preferred Stock Purchase Agreement, primarily with existing investors.  The Company sold an aggregate of 750,000 shares of Series B Preferred Stock at $10.00 per share for total proceeds of $7.5 million.

Voting Rights.  The Series B preferred stockholders have voting rights on an as-if converted to common stock basis based on the conversion ratio as of the closing date.  As long as shares of Series B Preferred Stock are outstanding, the Series B preferred stockholders will vote as a separate class to elect directors which, when added to the directors elected by Series A preferred stockholders, will be in proportion to the number of shares of common stock into which both classes of the preferred stock are convertible.

Conversion.  Shares of the Series B Preferred Stock may, at the option of the holder, be converted at any time into common stock by dividing the liquidation preference per share of Series B Preferred Stock by the conversion price of $0.19 per share.  The Company may automatically convert the Series B Preferred Stock into common stock after five years from the date of issuance, if the common stock price exceeds $5.00, subject to adjustment in the event of a stock split, stock dividend, reverse stock split ore similar event, for 30 consecutive trading days.

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

Note 9. Subsequent Events

In October 2002, the Company initiated a workforce reduction intended to further reduce operating expenses and to accelerate its timetable for profitability.  Associated with this restructuring, the Company moved its corporate headquarters to San Francisco, California.  The Company’s worldwide headcount was approximately 100 employees after the reduction.  The Company expects to incur a restructuring charge of approximately $6 million for the quarter ending December 31, 2002, in connection with vacating its Emeryville facility and the workforce reduction.  Included in the restructuring costs are the remaining lease liability, brokerage fees, impairment and disposal of fixed assets, and severance related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the interim unaudited condensed consolidated financial statements and related notes included in this report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our future financing needs, our future revenue growth prospects and our expense projections for future periods.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section below entitled "Factors That May Affect Future Results of Operations."  You should carefully review these risks as well as the discussion of risks and uncertainties contained in our Annual Report on Form 10-K under the caption "Business—Factors That May Affect Future Results."  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect subsequent events or circumstances after the date of this document.

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

Evolve was founded in February 1995.  From our inception through December 1998, our activities, funded by the venture capital we raised, consisted primarily of building our business infrastructure, recruiting personnel and developing software and service offerings.  Our Evolve solution was first made commercially available the quarter ended March 31, 1999.  We have incurred net losses and negative cash flows from operations since inception.  Our accumulated deficit at September 30, 2002, was $260.3 million.

In August 2000, we completed an initial public offering of 5,750,000 shares of common stock, resulting in proceeds of $46.5 million, net of offering costs.  From October 2001 through September 2002, we raised an additional  $25.5 million in financing from the issuance of Series A and Series B Preferred Stock to new and existing investors.

Results of Operations

Revenues

Total revenues were $4.8 million for the three months ended September 30, 2002, compared with revenues of $3.9 million for the comparable 2001 period, representing a 24% increase in total revenues.  For the quarter ended September 30, 2002, revenue from three customers accounted for 16%, 14% and 10% of total revenues.  For the quarter ended September 30, 2001, revenue from two customers accounted for 37% and 22% of total revenues.

The increase in revenues was attributable to our successful penetration into Corporate IT organizations in Global 2000 companies over the past year and continued selling to global services companies and services divisions within technology companies.  Efforts to sell into Corporate IT organizations began approximately twelve to fifteen months ago and we are now recognizing revenue from these deals that typically have extended sales cycles from two to twelve months or longer.

For the three months ended September 30, 2002, license revenues were $2.1 million, services and maintenance revenues were $2.6 million and hosted revenues were $45,000 or 44%, 55% and 1%, respectively, of total revenues.  For the three months ended September 30, 2001, license revenues were $1.3 million, services and maintenance revenues were $2.1 million and hosted revenues were $475,000 or 34%, 54% and 12%, respectively, of total revenues.  We are no longer offering hosted services and anticipate that future hosted revenues will be minimal.

Cost of Revenues

Total cost of revenues, excluding stock-based compensation, was $2.3 million for the three months ended September 30, 2002, compared with cost of revenues of $2.0 million for the comparable 2001 period, representing a 17% increase.

Cost of license revenues consists principally of royalties due to third parties for integrated third-party technology.  Cost of license revenues was $208,000 for the three months ended September 30, 2002, compared with cost of license revenues of $460,000 for the comparable 2001 period, representing a 55% decrease in cost of license revenues.  The decrease in cost of license revenues was primarily attributable to reductions in our minimum royalty commitments with our third-party partners.  As a percentage of license revenues, cost of license revenues was 10% and 35% for the three months ended September 30, 2002, and 2001, respectively.

Cost of services and maintenance revenues, excluding stock-based compensation charges, consists principally of payroll, travel and overhead costs related to employees and consultants involved in providing services for implementation, training and technical support to our customers.  Cost of services and maintenance revenues, excluding stock-based compensation, was $2.1 million for the three months ended September 30, 2002, compared with $1.4 million for the comparable 2001 period, representing a 54% increase in cost of service and maintenance revenues.  The increase in total cost of services and maintenance revenues was primarily due to increased costs for third-party consultants involved in providing implementation services to customers.  As a percentage of services and maintenance revenues, cost of services and maintenance revenues, excluding stock-based compensation, was 81% and 66% for the three months ended September 30, 2002 and 2001, respectively.

Cost of hosted revenues consists principally of payroll related costs for employees involved in providing technical support and consulting services to our hosting customers, in addition to the cost of rental space for the servers that host the customers.  Cost of hosted revenues was zero for the three months ended September 30, 2002, compared with $151,000 for the comparable 2001 period.  The decrease was attributable to our decision to no longer offer hosting services, which resulted in fewer hosted customers.   As a percentage of hosted revenues, cost of hosted revenues was 0% and 32% for the three months ended September 30, 2002 and 2001, respectively.

The number of employees in our services organization decreased by 23% from September 30, 2001, to September 30, 2002.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and stock-based compensation, as well as the costs of advertising, public relations, website development, trade shows, seminars, promotional materials and other sales and marketing programs.  Sales and marketing expenses, excluding stock-based compensation, decreased by 33% to $3.1 million for the quarter ended September 30, 2002, from $4.6 million for the quarter ended September 30, 2001.  The decrease in sales and marketing expenses resulted primarily from significant workforce reductions, including the UK operation, beginning during the quarter ended June 30, 2001, and continuing through the quarter ended September 30, 2002, and a decrease in advertising and marketing initiatives.  The number of employees in our sales and marketing organization decreased by 27% from September 30, 2001, to September 30, 2002.  We expect that the level of sales and marketing expenses will remain stable in the next quarter.  However, management will continue to focus on managing expenses and will invest or reduce expenses as deemed appropriate.

Research and Development.  Research and development expenses consist primarily of personnel and related costs, including stock-based compensation, associated with our product development efforts, including fees paid to third-parties for engineering consulting services.  Research and development expenses, excluding stock-based compensation, decreased 30% to $2.4 million for the quarter ended September 30, 2002, from $3.5 million for the quarter ended September 30, 2001.  The decrease in research and development expenses related primarily to a decreased reliance on third-party consultants and our workforce reductions.  The number of employees in our research and development organization decreased by 35% from September 30, 2001, to September 30, 2002.  The reduction in headcount includes the closure of our India office and the discontinuance of our development efforts to support our ASP business.  We expect that research and development expenses will decline in the next quarter as a result of a workforce reduction in October 2002, and completion of certain engineering activities.  However, management will continue to focus on managing expenses and will invest or reduce expenses as deemed appropriate.

General and Administrative.  General and administrative expenses consist primarily of employee salaries and expenses, including stock-based compensation related to executive, finance and administrative personnel, bad debt expense, and professional service fees.  General and administrative expenses, excluding stock-based compensation, decreased 49% to $1.2 million for the three months ended September 30, 2002, from $2.3 million for the three months ended September 30, 2001.  The decrease in general and administrative expenses resulted primarily from our workforce reductions and a decrease in bad debt expense of $545,000.  The number of employees in our general and administrative organization decreased by 35% from September 30, 2001, to September 30, 2002.  We expect that general and administrative expenses will remain stable in the next quarter.  However, management will continue to focus on managing expenses and will invest or reduce expenses as deemed appropriate.

Stock-based and Related Compensation Charges.  We incurred stock-based compensation charges in connection with stock option grants and sales of restricted stock to our employees at exercise or sales prices below the deemed fair market value of our common stock for accounting purposes and as a result of amending certain stockholder loans and accelerated vesting rights granted to terminated executives.  Based on the remaining balance of $575,000 at September 30, 2002, our results from operations will include stock-based compensation expense, at a maximum, through end of fiscal 2004.  We recorded stock-based charges of $969,000 and $1.3 million for the three months ended September 30, 2002, and September 30, 2001, respectively.  Stock-based charges are amortized on an accelerated basis and the decrease in stock-based amortization resulted primarily from the resulting decline in the cost over time.  Additionally, amortization previously taken on an accelerated basis was reversed for employees who were terminated or who participated in the options exchange program.

In October 2001, the Board of Directors voted to modify existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, from thirty days to fifteen months after the date of termination.  The loans are secured only by the underlying stock, which they were used to purchase.  As a result, outstanding stockholder loans and related interest were revalued to their net realizable value of $0.12 per share at September 30, 2002, resulting in charges of $47,000 for the three months ended September 30, 2002.  Until they are due or repaid, if earlier, the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

Amortization of stock-based compensation and the stockholder loan revaluation consisted of the following:

(in thousands)	Three months ended
	September 30,

	2002	2001

Cost of revenues:
Maintenance
Stock-based charges	$97	$(135)

Operating expenses
Sales and marketing
Stock-based charges	214	(95)
Stockholders' loan revaluation	5	-
Research and development
Stock-based charges	98	157
Stockholders' loan revaluation	12	-
General and administrative
Stock-based charges	560	1,326
Stockholders' loan revaluation	30	-

Totals	$1,016	$1,253

Amortization of Goodwill and Other Intangible Assets.  Amortization of goodwill and other intangible assets was $244,000 for the quarter ended September 30, 2002, compared with $401,000 for the quarter ended September 30, 2001.  We adopted SFAS No. 142 and discontinued amortizing goodwill effective July 1, 2002.  Goodwill and acquired workforce amortization, included in the above number, was $107,000 for the quarter ended September 30, 2001.  We amortize other intangible assets over periods not exceeding thirty-six months.

Other Income (Expense), Net.  Other income (expense), net was $86,000 and $270,000 for the quarters ended September 30, 2002 and 2001, respectively.  The decrease resulted primarily from a decline in interest income due to our reduced cash balances, partially offset by a reduction in interest expense related to the lower balance due on our term loan credit facility.

Beneficial Conversion of Preferred Stock.  We recorded a dividend charge of $289,000 for the quarter ended September 30, 2002, in respect of a beneficial conversion feature associated with the sale of 1,300,000 shares of our Series A Preferred Stock in October 2001.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended September 30, 2002, was $5.5 million compared with net cash used in operating activities of $10.3 million for the same prior year period.  Cash used in operating activities for the three months ended September 30, 2002, resulted primarily from a net loss of $5.2 million, a net decrease in assets and liabilities of $2.3 and a net restructuring reversal of $134,000, partially offset by stock-based charges and write-down of stockholder loans of $1.0 million and amortization and depreciation of $1.1 million.  Cash used in operating activities for the three months ended September 30, 2001, resulted primarily from a net loss of $10.6 million offset by amortization and depreciation of $1.3 million, stock-based charges of $1.3 million and a net decrease in assets and liabilities of $2.4 million.

Net cash provided by investing activities for the three months ended September 30, 2002, was $437,000 compared with net cash provided by investing activities of $1.8 million for the same prior year period.  Cash provided by investing activities for the three months ended September 30, 2002, resulted primarily from the net decrease of $405,000 relating to the release of restricted cash balances.  Cash provided by investing activities for the three months ended September 30, 2001, resulted primarily from the sale of $2.5 million of short-term investments partially offset by the purchase of short-term investments of $521,000 and the purchase of property and equipment of $192,000.

Net cash provided by financing activities for the three months ended September 30, 2002, was $6.7 million compared with net cash used in financing activities of $448,000 for the same prior year period.  Cash provided by financing activities for the three months ended September 30, 2002, resulted primarily from the net proceeds of preferred stock issuances of $7.4 million, partially offset by principal payments on our bank credit facility of $594,000 and payments of capital lease obligations of $91,000.  Net cash used in financing activities for the three months ended September 30, 2001, resulted principally from the principal payments on our bank credit facility of $396,000 and, to a lesser extent, payments on our capital lease obligations of $132,000.

At September 30, 2002, we had cash and cash equivalents of $10.3 million and $2.5 million in restricted cash, of which $1.3 million was classified as short-term restricted cash.  Pursuant to the term loan facility, we are required to meet certain financial covenants, including maintaining a minimum balance of $2.0 million in cash and cash equivalents.

On September 30, 2002, the Company signed a Second Amendment to Amended and Restated Loan and Security Agreement, which supersedes all previous amendments and agreements.  The amendment relates to the outstanding term loan facility of $2.0 million, and the fully cash collateralized standby letter-of-credit of $2.5 million.  The term loan facility incurs annual interest of the prime rate plus 1.00%.  As of September 30, 2002, the rate was 5.75%.

The term loan is scheduled to be fully repaid on July 1, 2003, and is fully collateralized by all of the Company’s assets, including intellectual property, except for leased equipment.  In connection with the loan amendment, the bank approved new financial covenants for the period commencing September 30, 2002.  Under this amendment, all previous covenants are replaced in their entirety with the new covenants.  The Company is required to:  (1) maintain at all times a minimum bank liquidity ratio of 2.00 to 1.00; (2) maintain at all times minimum unrestricted cash of $2.0 million; and (3) maintain minimum revenue targets which increase quarterly.

At September 30, 2002, we were in compliance with all amended covenants.

We have a facility lease agreement for our current headquarters facility in San Francisco, California, and a termination agreement with our previous headquarters facility in Emeryville, California, both of which will commence upon our move to San Francisco in October 2002.  As part of these agreements, we are required to maintain a letter-of-credit in favor of the landlords totaling approximately $2.5 million, collateralized by an equal amount of cash deposits, which we have classified as restricted cash.  The amounts required under the letters-of-credit will decline as we pay off our obligation for the Emeryville facility.

Future minimum lease payments under our headquarters leases, including those previously accrued under restructuring charges, and minimum required payments under our bank facility were as follows as of September 30, 2002:

	Operating	Termination	Bank
Year ending June 30,	Leases	Fees	Facility	Total

2003 - 10/1/02 - 6/30/03	$774	$1,615	$1,980	$4,369
2004	958	827	-	1,785
2005	856	766	-	1,622
2006	525	792	-	1,317
2007	-	820	-	820
2008	-	46	-	46

Total	$3,113	$4,866	$1,980	$9,959

We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements at least through the end of the current fiscal year.  If anticipated operating results are not achieved, we have the intent and ability, to reduce expenditures by reductions in headcount and certain other expense so as not to require additional financial resources, if such resources are not available on terms acceptable to us.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended June 30, 2002.
17

Factors That May Affect Future Results of Operations

We may need additional capital to fund continued business operations at their current levels in fiscal 2003 and such financing may not be available on favorable terms, if at all.

The rate at which our capital is utilized is affected by the level of our fixed expenses, including employee related expenses and expenses relating to real estate and variable expenses.  We have used substantial capital to fund our operating losses.  Since inception, we have experienced negative cash flows from operations and expect to experience negative cash flows from operations for the foreseeable future.  Of our cash and cash equivalents balance of $12.8 million on September 30, 2002, $2.5 million is held under a term loan facility.  In August 2002, we completed a private placement of shares of Series B Preferred Stock for net proceeds of $7.4 million.  Additional capital may be required if one or more of the following occur:

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

We plan to aggressively and prudently manage our operating expenses with a focus on our direct sales group.  Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term.  If revenues fall below our expectations in any quarter, and we are not able to quickly reduce our spending in response, our operating results for that quarter will be harmed.

We have incurred losses since inception, and we may never become profitable.

We have incurred net losses and losses from operations since our inception in 1995, and we may never be profitable.  As of September 30, 2002, we had an accumulated deficit of approximately $260 million.  Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business.  Despite recent cost reductions, we expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses.  As is the case with many enterprise software companies, our revenues declined during the 2002 fiscal year and we may experience further declines or insufficient revenue growth in future periods.  As a result, we expect to experience continued losses and negative cash flows from operations.  If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

We have experienced significant turnover in our senior management in the last fiscal year.  In March 2002, we hired a new chief executive officer, in April 2002, we hired new vice presidents of marketing and services and in July 2002, we hired a new chief financial officer.  We believe that retention of qualified senior management is essential to our success.  Our business could be seriously harmed if we are not successful in integrating the recently appointed executives into our company.  To integrate into our company, new senior management personnel must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties.  The departure of senior management personnel could result in a loss of confidence in our company by customers, suppliers and partners.

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

Because of the economic slowdown, some of our customers may encounter difficulties in securing additional financing to meet their obligations, or may seek to limit expenditures to conserve their cash resources.  As a result, we may encounter difficulties in securing payment of certain customer obligations, when due, and may be compelled to increase our bad debt reserves.  Any difficulties encountered in collections from customers would also adversely affect our cash flow and our operating results.

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

Our executive officers and directors together with their affiliates beneficially own, or have rights to acquire, an aggregate of approximately 74% of our outstanding capital stock.  These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, even if other stockholders disagree.  In particular, Warburg Pincus Private Equity VIII, L.P.  ("Warburg") owns or has the right to acquire securities with voting power equivalent to 62% of our outstanding capital stock.  Furthermore, certain actions that we may wish to undertake require the consent of holders of a majority of our outstanding shares of our preferred stock.  These actions include authorization and sale of certain senior securities, certain transactions involving a change of control of Evolve, the incurrence of significant indebtedness and the payment of dividends.  With respect to these and other matters, the interests of the holders of our Series A and Series B Preferred Stock will not necessarily be identical to those of holders of our common stock.  For instance, in the event of certain change of control transactions, the holders of Series A and Series B Preferred Stock are entitled to payment of a liquidation preference prior to payment of any consideration to the holders of our common stock.  This may cause the holders of Series A and Series B Preferred Stock generally, and Warburg in particular, to favor or oppose a merger or sale of Evolve or its assets in circumstances where many holders of common stock have a conflicting interest.  In such an instance, we may not be able to pursue a transaction even if it is supported by many or most holders of our common stock.  Alternatively, we may pursue a transaction that is not supported by, or may be detrimental to, the holders of our common stock.

The sale of a substantial number of shares of common stock or preferred stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock.  The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market.  As of October 31, 2002, we had 46,509,175 shares of common stock outstanding.  Of these shares, 46,145,693 were freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements, and, in other cases, only to either manner of sale, volume, or notice requirements of Rule 144 under the Securities Act of 1933.  An additional 363,482 shares will become eligible for sale as our right to repurchase these shares lapses over time with the continued employment by Evolve of these stockholders.  As of October 31, 2002, we also had 13,449,663 shares subject to outstanding options under our stock option plans (plus 4,000,000 shares subject to options issued outside of any plan), and 15,381,023 shares are available for future issuance under these plans.  We also have 1,875,000 shares of Series A Preferred Stock outstanding, which as of October 31, 2002, were convertible into 54,199,779 shares of common stock.  We also have 750,000 shares of Series B Preferred Stock outstanding, which as of October 31, 2002, were convertible into 39,473,684 shares of common stock.  As of October 31, 2002, we also had warrants outstanding to purchase a total of 9,379,167 of our common stock.

Nasdaq listing may be at risk.

On July 10, 2002, we transferred our stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market. On August 21, 2002, we received a letter from the Nasdaq Stock Market indicating that we had until February 10, 2003, to maintain a minimum closing bid price of $1.00 or more over ten consecutive trading days as required by the Nasdaq SmallCap Market.  In order to maintain compliance with the Nasdaq listing requirements, we may be required to take various measures including raising additional capital and effecting a reverse split of our common stock.  Certain such measures, including any reverse stock split, would require stockholder approval.  If we are unable to demonstrate compliance with any Nasdaq requirement, we may be delisted from the Nasdaq SmallCap Market.  In such event, trading volumes in our stock may be significantly diminished and a market for our stock may not develop.

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

Foreign Currency Exchange Rate Risk

To date, all of our product sales have been made in North America and, to a smaller extent, Europe.  To the extent that international operations become significant, our financial results could be affected by a variety of factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets.  The strengthening of the U.S. dollar could make our products less competitive in foreign markets given that the vast majority of sales are currently made in U.S. dollars.

Interest Rate Risk

At September 30, 2002, we had cash, cash equivalents, restricted cash, and investments of $12.8 million.  Included in this balance is $1.3 million and $1.2 million in short-term and long-term restricted cash, respectively.  Declines in interest rates over time would reduce our interest income.  Interest rate fluctuations would also affect interest paid on our line- of-credit and term loan credit facility.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations.  Declines in interest rates over time would reduce interest income.  Interest rate fluctuations would also affect interest paid on our term loan.  We do not use derivative financial instruments for speculative or trading purposes.

Funds in excess of current operating requirements are invested in money market funds.  Because of the nature of our investments, we have concluded that there is no material market risk exposure at September 30, 2002.  Therefore, no quantitative tabular disclosures are presented.

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

Item 4. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date such internal controls were evaluated.  There were no significant deficiencies or material weaknesses in such internal controls for which corrective actions should have been taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in litigation relating to claims arising from the ordinary course of business.  At September 30, 2002, we were defending a claim filed by an early customer in the federal district court in Massachusetts.  The customer has alleged a variety of claims including that the software and services purchased from us did not satisfy certain contractual obligations, and that we engaged in practices that they allege were unfair.  The court granted our motion to dismiss several of the claims.  We believe that the plaintiff’s claims are without merit, and we intend to defend vigorously against them.

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

Item 2. Changes in Securities and Use of Proceeds

Series B Preferred Stock Financing

During the quarterly period ended September 30, 2002, we issued unregistered securities to a limited number of persons in the transactions described below.  None of these transactions involved any underwriters, underwriting discounts, commissions, or any public offering and the recipients of our securities in these transactions had access to information about us, our business and our capital stock.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, as an exemption from the registration requirements of the Securities Act for these respective issuances.

On August 20, 2002, we issued to Warburg Pincus Private Equity VIII, L.P., Sierra Ventures VII, L.P, and Sierra Ventures Associates VII, LLC an aggregate of 700,000 shares of Series B Preferred Stock for $7.0 million in cash in connection with a Series B Preferred Stock Purchase Agreement.

On August 26, 2002, we issued to an accredited investor, 50,000 shares of Series B Preferred Stock for $500,000 in cash in connection with the Series B Preferred Stock Purchase Agreement.

Each share of Series B Preferred Stock is initially convertible at a conversion price of $0.19, or into approximately 53 shares of common stock.  The number of shares of common stock into which the Series B Preferred Stock is convertible will increase at the rate of 8% per year from the date of issue, compounded quarterly.  Pursuant to the Certificate of Designation of Series B Preferred Stock, we may cause all of the shares of Series B Preferred Stock to be automatically converted into common stock at any time after the fifth anniversary of the date of initial issuance of such shares, provided that we may only cause such automatic conversion if the closing price per share of common stock for thirty consecutive trading days ending within ten days to the date on which notice of such automatic conversion is given to the holders of the Series B Preferred Stock shall have been at least $5, as adjusted for any stock splits, stock dividends and similar events occurring after the date of the filing of the Certificate of Designation of Series B Preferred Stock with the Secretary of the State of the State of Delaware.  All shares of Series B Preferred Stock will also automatically convert into common stock at the election of the holders of a majority of the outstanding  shares of Series B Preferred Stock.  The Series B Preferred Stock may also be converted at any time at the election of each holder.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Cary Davis, a member of our Audit Committee, is a partner of Warburg Pincus & Co., and a Managing Director of Warburg Pincus LLC, the general partner of Warburg Pincus Private Equity VIII, L.P.  According to its Schedule 13D/A, Warburg Pincus (including affiliates) is the beneficial owner of 61.5% of our outstanding shares of common stock.  Because of Mr. Davis’ beneficial ownership percentage of the Company’s common stock, Mr. Davis could be deemed to not be independent under applicable rules, although we believe that he is independent.  As such, we have told the Nasdaq Stock Market that we would avail ourselves to the “exceptional and limited circumstances” exception to their rules that require all three members of a listed company’s audit committee to be “independent.”  In this regard, our board of directors has determined that Mr. Davis is capable of making independent decisions and that his continued membership on the Audit Committee is in the best interests of the Company and its stockholders because of his significant and unique expertise and understanding of financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K

During the quarter ended September 30, 2002, we filed the following current reports on Form 8-K:

Date of Report	Items Reported	Financial Statements Included

August 20, 2002	5 – Other Events	Condensed Consolidated Statements of
	7 – Financial Statements and Exhibits	Operations for the three and twelve months
ended June 30, 2002, Condensed Consolidated
Balance Sheets as of June 30, 2002

August 26, 2002	5 – Other Events	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002	/s/ Arthur T. Taylor
Arthur T. Taylor
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Linda Zecher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Evolve Software, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ LINDA ZECHER
Linda Zecher
President and Chief Executive Officer
(Principal Executive Officer)

I, Arthur Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Evolve Software, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

7.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

8.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

9.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Arthur T. Taylor
Arthur T. Taylor
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

