Form 10-Q
period 2002-12-31
EVOLVE SOFTWARE INC
filed 2003-02-14
CIK 1097002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002 or

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 4, 2003 was approximately $2,360,338 based upon the closing sale price reported for that date on the NASDAQ SmallCap Market.  Shares of common stock held by each officer and director and by each person who owns more than 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of the registrant's common stock as of February 13, 2003 was 1,165,516.

EVOLVE SOFTWARE, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

EVOLVE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	2002

	December 31,	June 30,

ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$5,400	$8,690
Restricted cash	571	580
Accounts receivable, net of allowance for doubtful
accounts of $272 and $286, respectively	3,264	2,979
Prepaid expenses and other current assets	1,315	1,789

Total current assets	10,550	14,038

Property and equipment, net	1,970	6,553
Restricted cash	1,225	2,321
Deposits and other assets	91	143
Goodwill and other intangible assets, net	136	2,215

Total assets	$13,972	$25,270

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANTS, AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,257	$1,937
Accrued liabilities	3,018	3,512
Deferred revenues	4,894	7,667
Capital lease obligations, current portion	45	202
Restructuring accrual, current portion	1,472	2,123
Short-term debt	1,386	2,376

Total current liabilities	12,072	17,817

Restructuring accrual, less current portion	2,575	688
Long-term debt	-	198
Deferred rent	67	232
Common stock warrants	30	76

Total liabilities	14,744	19,011

Redeemable convertible preferred stock and preferred stock warrants	657	1,732

Stockholders' equity (deficit):
Preferred stock	9	2
Common stock	1	1
Additional paid-in capital	270,846	262,061
Treasury stock	(322)	-
Notes receivable from stockholders	(361)	(731)
Unearned stock-based compensation	(273)	(1,535)
Accumulated other comprehensive loss	(774)	(370)
Accumulated deficit	(270,555)	(254,901)

Total stockholders' equity (deficit)	(1,429)	4,527

Total liabilities, redeemable convertible preferred stock and preferred stock warrants, and stockholders' equity (deficit)	$13,972	$25,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
License	$2,301	$630	$4,404	$1,935
Services & maintenance	2,188	1,353	4,828	3,441
Hosted	79	301	124	776

Total revenues	4,568	2,284	9,356	6,152

Cost of revenues:
License	199	473	407	933
Services & maintenance:
Other services & maintenance	1,165	812	3,296	2,197
Stock-based and related compensation charges (credits)	12	(3)	109	(138)
Hosted	(82)	107	(82)	258

Total cost of revenues	1,294	1,389	3,730	3,250

Gross profit	3,274	895	5,626	2,902

Operating expenses:
Sales and marketing:
Other sales and marketing	2,713	3,636	5,772	8,210
Stock-based and related compensation charges	24	1,951	243	1,856
Research and development:
Other research and development	1,446	3,016	3,895	6,531
Stock-based and related compensation charges	111	1,617	221	1,774
General and administrative:
Other general and administrative	1,186	1,830	2,347	4,119
Stock-based and related compensation charges	146	4,214	736	5,540
Amortization of goodwill and other intangible assets	59	401	303	802
Restructuring charges (credits), net	6,154	(89)	5,914	604
Impairment of goodwill and other intangible assets	1,776	-	1,776	-

Total operating expenses	13,615	16,576	21,207	29,436

Operating loss	(10,341)	(15,681)	(15,581)	(26,534)

Interest income	32	104	81	383
Interest expense	(52)	(87)	(91)	(219)
Other income (loss)	150	(1,779)	226	(1,656)

Net loss	(10,211)	(17,443)	(15,365)	(28,026)

Beneficial conversion feature of preferred stock	-	(367)	(289)	(367)

Net loss attributable to common stockholders	$(10,211)	$(17,810)	$(15,654)	$(28,393)

Net loss per common share -- basic and diluted	$(8.94)	$(18.79)	$(13.68)	$(30.40)

Shares used in net loss per common share calculation -- basic and diluted	1,142	948	1,144	934

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVOLVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	December 31,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(15,365)	$(28,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	-	765
Depreciation and amortization - fixed assets	1,490	1,844
Amortization of goodwill and other intangible assets	303	802
Non cash restructuring charges	3,008	1,132
Impairment of intangible assets	1,776	-
Write-down of stockholders' loans and related interest	71	6,410
Stock-based charges	1,238	2,622
Revaluation of common stock warrants	-	1,722
Changes in assets and liabilities:
Accounts receivable	(263)	4,102
Prepaid expenses and other current assets	468	397
Deposits and other assets	53	311
Accounts payable	(700)	(2,903)
Accrued liabilities	(448)	(1,905)
Restructuring accrual	1,235	(3,597)
Deferred revenues	(2,968)	(3,008)

Net cash used in operating activities	(10,102)	(19,332)

Cash flows from investing activities:
Purchase of short-term investments	-	(529)
Maturities of short-term investments	-	2,500
Purchases of property and equipment	(152)	(192)
Restricted cash	1,105	(2,901)

Net cash provided by/(used in) investing activities	953	(1,122)

Cash flows from financing activities:
Payments under capital lease obligations	(157)	(295)
Repayment of debt	(1,188)	(990)
Proceeds from issuance of preferred stock and warrants, net of issuance costs	7,370	12,426
Proceeds from employee stock purchase plan	12	80
Proceeds from exercise of common stock options	4	-
Payments on repurchase of common stock	(1)	(13)

Net cash provided by financing activities	6,040	11,208

Effect of exchange rate changes on cash and cash equivalents	(181)	(102)

Decrease in cash and cash equivalents	(3,290)	(9,348)
Cash and cash equivalents at beginning of period	8,690	19,914

Cash and cash equivalents at end of period	$5,400	$10,566

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

Liquidity

The Company has sustained net losses and negative cash flows from operations since its inception.  The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to increase revenues, to raise additional financing through public or private equity financing or other sources of financing to fund operations, or to reduce net operating expenses.  There is no assurance that the Company will achieve increased revenues, will be able to reduce net operating expenses or will be able to raise adequate financing from other sources.  Management believes that the Company’s cash from operations and existing cash will be sufficient to enable it to meet its planned expenditures through at least June 30, 2003.  If anticipated operating results are not achieved, management has the intent and it believes that it has the ability, to reduce expenditures by reductions in headcount and certain other expenses so as not to require additional financial resources before June 30, 2003, if such resources are not available on terms acceptable to the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  All adjustments (including adjustments of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

Reverse Stock Split

On December 19, 2002, the Company effectuated a 1-for-40 reverse stock split of its common stock.  As a result of the reverse stock split, every forty shares of the Company stock was combined into one share of common stock.  All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively restated to give effect to the December 19, 2002, reverse stock split.  The reverse stock split affected all shares of common stock, stock options and common stock warrants of the Company that remain outstanding immediately prior to the effective time of the reverse stock split.  The Company paid cash in lieu of fractional shares.  The reverse split reduced the number of outstanding shares of the Company’s common stock from approximately 46.5 million to approximately 1.2 million.

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

License revenue includes product licenses to companies from which the Company has purchased products and services under separate arrangements executed within a short period of time ("reciprocal arrangements").  Products and services purchased in reciprocal arrangements include:  (1) software licensed for internal use; (2) software licensed for resale or incorporation into the Company's products; and (3) development or implementation services.  For reciprocal arrangements, the Company considers Accounting Principles Board (“APB”) No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force (“EITF”) Issue No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of APB No. 29, Accounting for Nonmonetary Transactions."  In determining these fair values, the Company considers the recent history of cash sales of the same products or services in similar sized transactions.  Revenues recognized under reciprocal arrangements were $24,000 and $232,000 for the fiscal quarters ended December 31, 2002 and 2001, respectively and $79,000 and $604,000 for the six months ended December 31, 2002 and 2001, respectively.

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

Comprehensive Loss

The Company follows Statement of Financial Accounting Standards ("SFAS") No.  130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in financial statements.  The statement of comprehensive loss is as follows:

(in thousands)	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net loss	$(10,211)	$(17,443)	$(15,365)	$(28,026)
Foreign currency translation adjustment	(254)	49	(404)	(135)

Comprehensive loss	$(10,465)	$(17,394)	$(15,769)	$(28,161)

Segment Information

The Company operates in only one segment, namely services delivery software and, as such, uses only one measure of profitability for internal reporting purposes.  To date, substantially all of the Company’s revenues have been derived from within the United States.  Additionally, substantially all of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill.  Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles.  Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.  Evolve adopted SFAS No. 142 effective July 1, 2002, which resulted, among other items, in the Company no longer amortizing its then existing goodwill of $478,000.  During the quarter ended December 31, 2002, the Company performed an impairment assessment of the goodwill and other intangible assets recorded in connection with its 2001 acquisition of certain assets of Vivant! Corporation.  During October 2002, as a result of headcount reductions and a reassessment of its projected customer needs and priorities, the Company revamped its product roadmap and decided to indefinitely postpone the functionality contained in the Vivant product.  As a result of this reassessment the Company recorded a $1.8 million asset impairment charge.  The charge consisted of $1.3 million of acquired technology and $478,000 of goodwill.  The following table presents the net loss and net loss per share, basic and diluted, as if goodwill and acquired workforce had not been amortized during the periods presented.

(in thousands, except per share amounts)	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net loss attributable to common stockholders	$(10,211)	$(17,810)	$(15,654)	$(28,393)
Addback: amortization of goodwill and acquired workforce	-	107	-	213

Pro forma net loss attributable to common stockholders	$(10,211)	$(17,703)	$(15,654)	$(28,180)

Net loss per share, basic and diluted-as reported	$(8.94)	$(18.78)	$(13.69)	$(30.40)

Net loss per share, basic and diluted-as adjusted	$(8.94)	$(18.67)	$(13.69)	$(30.16)

Intangible assets consist of the following:

(in thousands)
		December 31, 2002			June 30, 2002

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Acquired technology	3 years	700	(564)	136	2,925	(1,188)	1,737
Goodwill	3 years	-	-	-	718	(240)	478

Totals		700	(564)	136	3,643	(1,428)	2,215

Goodwill and workforce amortization was zero and $107,000 for the three months ended December 31, 2002 and 2001, respectively, and zero and $213,000 for the six months ended December 31, 2002 and 2001, respectively.  Other intangibles amortization charges were $59,000 and $294,000 for the three months ended December 31, 2002 and 2001, respectively and $303,000 and $589,000 for the six months ended December 31, 2002 and 2001, respectively.

Estimated future amortization expense is as follows:

(in thousands)

Fiscal year	Totals

2003 - 1/1/03 - 6/30/03	$117
2004	$19

Total	$136

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

In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”  This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central ongoing operations.  The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement.  This issue is effective for fiscal years beginning after December 15, 2001.  During the year ended June 30, 2002, the Company adopted EITF 01-14.  As a result, the Company reclassified a total amount of $119,000 and $87,000 from operating expenses to revenue for the fiscal quarters ended December 31, 2002 and 2001, respectively, and $336,000 and $218,000 for the six months ended December 31, 2002 and 2001, respectively.  Additionally, the Company reclassified a total amount of  $119,000 and $112,000 from operating expenses to cost of revenues for the fiscal quarters ended December 30, 2002 and 2001, respectively, and $336,000 and $244,000 for the six months ended December 31, 2002 and 2001, respectively.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company early adopted SFAS 146 in the quarter ended December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation – Transition and Disclosure – as Amendment to FAS 123."  SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation.  Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting.  These disclosures are now required for interim periods in addition to the traditional annual disclosure.  As the Company will continue to disclose the fair value of stock option compensation only, SFAS No. 148 will not have any impact on its financial position or results of operations.  The Company will adopt the disclosure requirements of SFAS No. 148 in its quarterly report on Form 10-Q for the three months ending March 31, 2003.

Note 2. Acquisitions

On June 29, 2001, Evolve acquired certain assets of Vivant! Corporation ("Vivant").  The total acquisition cost was approximately $3.1 million, primarily comprised of $910,000 in cash, 38,831 shares of the Company’s common stock valued at $1.6 million, a future stock commitment valued at a minimum of $525,000 and $137,000 for transaction related expenses.  With the assistance of an independent valuation, the Company recorded approximately $2.2 million in developed technology, $718,000 in goodwill and $187,000 in acquired workforce upon this acquisition, which was accounted for as a purchase.  The number of shares issued to Vivant at the closing of the acquisition was subject to adjustment by issuance of additional shares or redemption of existing shares based on the market value of Evolve’s common stock as of the time the registration of such shares became effective.  However, the purchase agreement limited the aggregate number of shares to be issued by Evolve to 191,527.  The Company subsequently issued 16,587 shares to Vivant in September 2001 and 97,493 shares in January 2002 pursuant to the terms of the acquisition.  On July 9, 2002, the Company issued 38,616 shares to settle all remaining obligations under the agreement.  Since the date of acquisition, the results of Vivant's operations have been included in the Company’s consolidated financial statements.

During the quarter ended December 31, 2002, the Company performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the 2001 acquisition of Vivant.  During October 2002, as a result of headcount reductions and a reassessment of its projected customer needs and priorities, the Company revamped its product roadmap and decided to indefinitely postpone the functionality contained in the Vivant product.  As a result of this assessment, the Company recorded a $1.8 million impairment charge relating to the Vivant acquisition.  The charge consisted of $1.3 million of acquired technology and $478,000 of goodwill.

Note 3. Stock-based and related compensation charges

The Company incurred stock-based compensation charges in connection with stock option grants and sales of restricted stock to employees at exercise or sales prices below the deemed fair market value of its common stock for accounting purposes.  The cumulative difference between the deemed fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $40.3 million as of August 9, 2000, the date of the Company’s Initial Public Offering.  This amount is being amortized, using the accelerated method of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable or Award Plans," over the four-year vesting period of the granted options.  At December 31, 2002, the effects of systematic amortization, employee terminations and modifications of stock-based awards had reduced the remaining unearned stock-based compensation balance to $273,000 which will be fully amortized, at a maximum, at the end of fiscal 2004.  The Company recorded stock based charges of $249,000 and $855,000 for the three months ended December 31, 2002 and 2001, respectively, and $1.1 million for each of the six months ended December 31, 2002 and 2001.

In connection with the termination of employment of certain executive officers in fiscal 2001, the Company incurred stock-based charges of $20,000 and $496,000 during the quarters ended December 31, 2002 and 2001, because of certain conditions of the executive’s severance agreements related to their restricted stock purchases.  For the six months ended December 31, 2002 and 2001, the Company incurred stock-based charges of $174,000 and $1.5 million, respectively.  At December 31, 2002, all stock-based compensation has been amortized related to these agreements.

In October 2001, the Board of Directors voted to modify existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, from thirty days to fifteen months after the date of termination.  The loans are secured only by the underlying stock, which they were used to purchase.  As a result, the loans became subject to variable accounting and the outstanding stockholder loans and related interest were revalued to their net realizable value of $4.12 per share at December 31, 2002, resulting in a reduction of stockholders loans and related interest and an increase in expenses of $24,000 and $6.4 million for the three months ended December 31, 2002 and 2001, respectively and $71,000 and $6.4 million for the six months ended December 31, 2002 and 2001, respectively.  Until they are due or repaid, if earlier, the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

The financial impact on operating results of these arrangements is included within stock-based and related charges expense.

Note 4. Issuance of Debt

On September 30, 2002, the Company signed a Second Amendment to Amended and Restated Loan and Security Agreement, which supersedes all previous amendments and agreements.  The amendment relates to the outstanding term loan facility of $2.0 million, and the fully secured standby letter-of-credit of $2.5 million.  The term loan facility incurs annual interest of the prime rate plus 1.00%.  As of December 31, 2002, the rate was 5.25%.  The amount outstanding on the standby letter-of-credit was $1.8 million at December 31, 2002.

The term loan is scheduled to be fully repaid on July 1, 2003, and is fully collateralized by all of the Company’s assets, including intellectual property, except for leased equipment.  In connection with the loan amendment, the bank approved new financial covenants commencing September 30, 2002.  Under this amendment all previous covenants are replaced in their entirety with the new covenants.  The Company is required to:  (1) maintain at all times a minimum bank liquidity ratio of 2.00 to 1.00; (2) maintain at all times minimum unrestricted cash of $2.0 million; and (3) maintain minimum revenue targets which increase quarterly.

At December 31, 2002, the Company was in violation of the revenue covenant.  On February 13, 2003, the Company and the bank entered into a Forebearance Agreement in which the bank agrees to forebear from exercising any remedies, including declaring the Company in default under the terms of the Amended and Restated Loan and Security Agreement, until March 15, 2003.

Note 5. Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business.  On January 28, 2003, the Company settled a claim, for a previously accrued amount, from an early customer without admission of liability.

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

Note 6. Restructuring Charges

Beginning in the quarter ended June 30, 2001, through the quarter ended December 31, 2002, the Company critically reviewed its operations and cost structure and took actions to reduce costs and strengthen its position in executing its strategy.  Since June 30, 2001, through the quarter ended December 31, 2002, these decisions resulted in the involuntary termination of 264 employees.  The terminations were from all functions and locations of the Company’s operations.  The Company early adopted SFAS 146 in October 2002 to account for severance related and lease terminations costs, which occurred during the quarter.  As a result of a headcount reduction for the quarter ended December 31, 2002, the Company recorded restructuring charges of $253,000.  Additionally, the Company moved its corporate headquarters to San Francisco, California on October 15, 2002.  As a result of this move the Company incurred a charge of $2.7 million to terminate its Emeryville lease.  Related to the headcount reduction and office relocation, the Company recorded a $3.2 million fixed asset write-off, which principally consisted of the write-off of $1.9 million of leasehold improvements and $909,000 of furniture and equipment, partially offset by sales proceeds of $75,000, for assets abandoned at the Emeryville facility.   The remaining $454,000 fixed asset write-off resulted from the disposal of computer hardware, software and telecommunications equipment related to the workforce reduction.  During the quarter ended September 30, 2002, the Company recorded charges of $77,000 in severance and related benefit charges.  Additionally, the Company reversed $317,000 of previously accrued restructuring charges accrued in the fiscal year ended June 30, 2002, relating to its India facilities, as a result of subleasing its rental space sooner than expected and selling all of its fixed assets for more than anticipated.

A rollforward of the restructuring-related liabilities follows:

(in thousands)	Severance		Fixed
	and Related		Asset
	Charges	Facilities	Write-off	Totals

Accrued liabilities at June 30, 2002	$276	$2,434	$101	$2,811

Restructuring charges (credits)	77	(127)	(190)	(240)
Amount (paid) received	(236)	(297)	89	(444)

Accrued liabilities at September 30, 2002	$117	$2,010	$-	$2,127

Restructuring charges (credits)	253	2,732	3,169	6,154
Amount (paid) received	(346)	(956)	76	(1,226)
Non cash charges	-	237	(3,245)	(3,008)

Accrued liabilities at December 31, 2002	$24	$4,023	$-	$4,047

Short-term	$24	$1,448	$-	$1,472
Long-term	$-	$2,575	$-	$2,575

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

(in thousands)	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Numerator:
Net loss	$(10,211)	$(17,443)	$(15,365)	$(28,026)
Beneficial conversion feature of redeemable
convertible preferred stock	-	(367)	(289)	(367)

Net loss attributable to common stockholders	$(10,211)	$(17,810)	$(15,654)	$(28,393)

Denominator:
Weighted average common shares	1,159	1,021	1,157	1,012
Weighted average unvested common shares
subject to repurchase	(17)	(73)	(13)	(78)

Shares used in computing basic and diluted

net loss per share	1,142	948	1,144	934

At December 31, 2002 and 2001, options to purchase 529,029 and 240,711 shares of common stock were outstanding with a weighted-average exercise price of $14.94 and $64.40, respectively.  At December 31 2002, the outstanding Series A Preferred Stock was convertible into 1.4 million shares of common stock and the outstanding Series B Preferred Stock was convertible into 1.0 million shares of common stock.  Warrants to purchase 234,470 shares of common stock at $40.00 per share were outstanding as of December 31, 2002.  These common stock equivalents have been excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The weighted-average purchase prices of stock subject to repurchase were $88.84 and $96.40 as of December 31, 2002 and 2001, respectively.

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

Conversion.  Shares of the Series B Preferred Stock may, at the option of the holder, be converted at any time into common stock by dividing the liquidation preference of $10.00 per share of Series B Preferred Stock by the conversion price of $7.60 per share.  The Company may automatically convert the Series B Preferred Stock into common stock after five years from the date of issuance, if the market price of the common stock exceeds $200.00, subject to adjustment in the event of a stock split, stock dividend, reverse stock split or similar event, for 30 consecutive trading days.

Dividends. The Series B Preferred Stock will share in all dividends declared on the common stock and Series A Preferred Stock on an as converted basis.

Liquidation Preferences.  The stated liquidation preference of the Series B Preferred Stock is equal to the original sales price of $10.00 per share or $7.5 million in the aggregate, plus accretion from the date of issuance of 8% per annum compounded quarterly over five years.  Accordingly, the fully accreted liquidation preference of the Series B Preferred Stock at the end of five years is equal to $11.1 million.  In the event of any liquidation, dissolution or winding up of Evolve, including any sale of all or substantially all of its business, assets or property or any change of control transaction, the Series B preferred stockholders are entitled to receive the greater of (a) the amount of the liquidation preference that would be accreted over five years or (b) the amount which the Series B preferred stockholders would be entitled to if the Series B Preferred Stock were converted to common stock.  In the event of any such liquidation, dissolution or winding up of Evolve, including any sale of all or substantially all of its business, assets or property or any change of control transaction, the Series B Preferred Stock is entitled to receive its liquidation preference in full prior to any payments being made in respect of the Company’s Series A Preferred Stock and the common stock.

Note 9. Subsequent Events

In January 2003, the Company initiated a workforce reduction intended to further reduce operating expenses and to accelerate its timetable for achieving positive cash flow from operating and investing activities.  The Company’s worldwide headcount was approximately 86 employees after the reduction.  The Company expects to incur a restructuring charge of approximately $150,000 for the quarter ending March 31, 2003.  The restructuring charge consists primarily of severance and related benefit charges.

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

We have licensed our solution to a wide range of customers who have deployed our software to effectively deliver complex projects and better manage their operations and workforces.  Our customers include a diverse set of small, medium and large organizations across a number of industry segments including high tech, financial services, professional services, automotive, communications, consumer goods, transportation, manufacturing, utilities, government and pharmaceuticals.  A number of our customers have a global presence and leverage the Evolve solution to manage their operations on a worldwide basis.

Evolve was founded in February 1995.  From our inception through December 1998, our activities, funded by the venture capital we raised, consisted primarily of building our business infrastructure, recruiting personnel and developing software and service offerings.  Our Evolve solution was first made commercially available the quarter ended March 31, 1999.  We have incurred net losses and negative cash flows from operations since inception.  Our accumulated deficit at December 31, 2002, was $270.6 million.

In August 2000, we completed an initial public offering of 143,750 shares of common stock, resulting in proceeds of $46.5 million, net of offering costs.  From October 2001 through December 2002, we raised an additional $25.5 million in financing from the issuance of Series A and Series B Preferred Stock to new and existing investors.

Results of Operations

Revenues

Total revenues were $4.6 million for the three months ended December 31, 2002, compared with total revenues of $2.3 million for the comparable 2001 period, representing a 100% increase in total revenues.  Total revenues were $9.4 million for the six months ended December 31, 2002, compared with total revenues of $6.2 million for the comparable 2001 period, representing a 52% increase in total revenues.  For the quarter ended December 31, 2002, sales to four customers accounted for 18%, 15%, 10% and 10% of total revenues.  For the quarter ended December 31, 2001, sales to three customer accounted for 17%, 12% and 11% of total revenues.

The increase in revenues was attributable to our increased penetration into Corporate IT organizations in Global 2000 companies over the past year and continued selling to global services companies and services divisions within technology companies.  Efforts to sell into Corporate IT organizations began approximately fifteen to eighteen months ago and we are now recognizing revenue from these deals that typically have extended sales cycles from two to twelve months or longer.

For the three months ended December 31, 2002, license revenues were $2.3 million, services and maintenance revenues were $2.2 million and hosted revenues were $79,000 or 50%, 48% and 2%, respectively, of total revenues. For the three months ended December 31, 2001, license revenues were $630,000, services and maintenance revenues were $1.4 million and hosted revenues were $301,000 or 28%, 59% and 13%, respectively, of total revenues.  For the six months ended December 31, 2002, license revenues were $4.4 million, services and maintenance revenues were $4.8 million and hosted revenues were $124,000 or 47%, 52% and 1%, respectively, of total revenues.  For the six months ended December 31, 2001, license revenues were $1.9 million, services and maintenance revenues were $3.4 million and hosted revenues were $776,000 or 31%, 56% and 13%, respectively, of total revenues.  We are no longer offering hosted services and anticipate that future hosted revenues will be minimal.

Cost of Revenues

Total cost of revenues, excluding stock-based compensation, was $1.3 million for the three months ended December 31, 2002, compared with cost of revenues of $1.4 million for the comparable 2001 period, representing an 8% decrease.  As a percentage of total revenues, total costs of revenues, excluding stock-based compensation, was 28% and 61% for the quarter ended December 31, 2002 and 2001, respectively.  Total cost of revenues, excluding stock-based compensation, was $3.6 million for the six months ended December 31, 2002, compared with $3.4 million for the six months ended December 31, 2001, representing a 7% increase in cost of revenues.  As a percentage of total revenues, total cost of revenues, excluding stock-based compensation, was 39% and 55% for the six months ended December 31, 2002 and 2001, respectively.

Cost of license revenues consists principally of royalties due to third parties for integrated third-party technology.  Cost of license revenues was $199,000 for the three months ended December 31, 2002, compared with cost of license revenues of $473,000 for the comparable 2001 period, representing a 58% decrease in cost of license revenues.  Cost of license revenues was $407,000 for the six months ended December 31, 2002, compared with cost of license revenues of $933,000 for the comparable 2001 period, representing a 58% decrease in cost of license revenues.  The decrease in cost of license revenues was primarily attributable to reductions in our minimum royalty commitments with our third-party partners.  As a percentage of license revenues, cost of license revenues was 9% and 75% for the three months ended December 31, 2002 and 2001, respectively.  As a percentage of license revenues, cost of license revenues was 9% and 48% for the six months ended December 31, 2002 and 2001, respectively.

Cost of services and maintenance revenues, excluding stock-based compensation charges, consists principally of payroll, travel and overhead costs related to employees and consultants involved in providing services for implementation, training and technical support to our customers.  Cost of services and maintenance revenues, excluding stock-based compensation, was $1.2 million for the three months ended December 31, 2002, compared with $812,000 for the comparable 2001 period, representing a 43% increase in cost of services and maintenance revenues.      Cost of services and maintenance revenues, excluding stock-based compensation, was $3.3 million for the six months ended December 31, 2002, compared with $2.2 million for the comparable 2001 period, representing a 50% increase in cost of service and maintenance revenues.  The increase in total cost of services and maintenance revenues was primarily due to increased costs for third-party consultants involved in providing implementation services to customers.  As a percentage of services and maintenance revenues, cost of services and maintenance revenues, excluding stock-based compensation, was 53% and 60% for the three months ended December 31, 2002 and 2001, respectively.  As a percentage of services and maintenance revenues, cost of services and maintenance revenues, excluding stock-based compensation, was 68% and 64% for the six months ended December 31, 2002 and 2001, respectively.

Cost of hosted revenues consists principally of payroll related costs for employees involved in providing technical support and consulting services to our hosting customers, in addition to the cost of rental space for the servers that hosted the customers.  Cost of hosted revenues was $(82,000) for the three months ended December 31, 2002, compared with $107,000 for the comparable 2001 period.  Cost of hosted revenues was $(82,000) for the six months ended December 31, 2002, compared with $258,000 for the comparable 2001 period.  The decrease was attributable to our decision to no longer offer hosted services, which resulted in discontinuing all direct costs of these services.  Additionally, we received a credit of prior fees expensed from our former hosting facility.

The number of employees in our services organization increased by 8% from December 31, 2001, to December 31, 2002.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and stock-based compensation, as well as the costs of advertising, public relations, website development, trade shows, seminars, promotional materials and other sales and marketing programs.  Sales and marketing expenses, excluding stock-based compensation, decreased by 25% to $2.7 million for the quarter ended December 31, 2002, from $3.6 million for the quarter ended December 31, 2001.  Sales and marketing expenses, excluding stock-based compensation, decreased by 30% to $5.8 million for the six months ended December 31, 2002, from $8.2 million for the six months ended December 31, 2001.  The decrease in sales and marketing expenses resulted primarily from a decrease in advertising and marketing initiatives and consultants combined with savings from the significant workforce reduction in our UK office.  The number of employees in our sales and marketing organization decreased by 3% from December 31, 2001, to December 31, 2002.  We expect that the level of sales and marketing expenses will remain stable in the next quarter.  However, management will continue to focus on managing expenses and will invest or reduce expenses as it deems appropriate.

Research and Development.  Research and development expenses consist primarily of personnel and related costs, including stock-based compensation, associated with our product development efforts, including fees paid to third-parties for engineering consulting services.  Research and development expenses, excluding stock-based compensation, decreased 52% to $1.4 million for the quarter ended December 31, 2002, from $3.0 million for the quarter ended December 31, 2001.  Research and development expenses, excluding stock-based compensation, decreased 40% to $3.9 million for the six months ended December 31, 2002, from $6.5 million for the six months ended December 31, 2001.  The decrease in research and development expenses related primarily to a workforce reduction in October 2002.  The number of employees in our research and development organization decreased by 53% from December 31, 2001, to December 31, 2002.  We expect that research and development expenses will decline in the next quarter as a result of the workforce reduction and completion of certain engineering activities.  However, management will continue to focus on managing expenses and will invest or reduce expenses as it deems appropriate.

General and Administrative.  General and administrative expenses consist primarily of employee salaries and expenses, including stock-based compensation related to executive, finance and administrative personnel, bad debt expense, and professional service fees.  General and administrative expenses, excluding stock-based compensation, decreased 35% to $1.2 million for the quarter ended December 31, 2002, from $1.8 million for the quarter ended December 31, 2001.  General and administrative expenses, excluding stock-based compensation, decreased 43% to $2.3 million for the six months ended December 31, 2002, from $4.1 million for the six months ended December 31, 2001.  The decrease in general and administrative expenses resulted primarily from a decrease in bad debt expense and to a lesser extent to a decrease in employee related and professional services costs.  The number of employees in our general and administrative organization decreased by 10% from December 31, 2001, to December 31, 2002.  We expect that general and administrative expenses will remain stable in the next quarter.  However, management will continue to focus on managing expenses and will invest or reduce expenses as it deems appropriate.

Stock-based and Related Compensation Charges.  We incurred stock-based compensation charges in connection with stock option grants and sales of restricted stock to our employees at exercise or sales prices below the deemed fair market value of our common stock for accounting purposes and as a result of amending certain stockholder loans and accelerated vesting rights granted to terminated executives.  Based on the remaining balance of $273,000 at December 31, 2002, our results from operations will include stock-based compensation expense, at a maximum, through the end of fiscal 2004.  We recorded stock-based charges of $269,000 and $1,351,000 for the three months ended December 31, 2002, and December 31, 2001, respectively and $1.3 million and $2.6 million the six months ended December 31, 2002 and 2001, respectively.  Stock-based charges are amortized on an accelerated basis and the decrease in stock-based amortization resulted primarily from the resulting decline in the cost over time.  Additionally, amortization previously taken on an accelerated basis was reversed for employees who were terminated or who participated in the option exchange program.

In October 2001, the Board of Directors voted to modify existing stockholder loans, which were issued to allow board members, officers and selected employees to exercise stock options and purchase restricted stock, from full-recourse to non-recourse and to extend their due dates, in the event of termination, from thirty days to fifteen months after the date of termination.  The loans are secured only by the underlying stock, which they were used to purchase.  As a result, outstanding stockholder loans and related interest were revalued to their net realizable value of $4.12 per share at December 31, 2002, resulting in charges of $24,000 and $6.4 million for the three months ended December 31, 2002 and 2001, respectively and $71,000 and $6.4 million for the six months ended December 31, 2002 and 2001, respectively.  Until they are due or repaid, if earlier, the loans will be revalued each quarter to their net realizable value as determined by the stock price at that time.

Amortization of stock-based compensation and the stockholder loan revaluation consisted of the following:

(in thousands)	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Cost of revenues:
Maintenance
Stock-based charges	$9	$(3)	$106	$(138)
Stockholders' loan revaluation	3	-	3	-

Operating expenses
Sales and marketing
Stock-based charges	33	70	247	(25)
Stockholders' loan revaluation	(9)	1,881	(4)	1,881
Research and development
Stock-based charges	115	214	213	371
Stockholders' loan revaluation	(4)	1,403	8	1,403
General and administrative
Stock-based charges	112	1,088	672	2,414
Stockholders' loan revaluation	34	3,126	64	3,126

Totals	$293	$7,779	$1,309	$9,032

Amortization of Goodwill and Other Intangible Assets.  Amortization of goodwill and other intangible assets was $59,000 for the quarter ended December 31, 2002, compared with $401,000 for the quarter ended December 31, 2001.  Amortization of goodwill and other intangible assets was $303,000 and $802,000 for the six months ended December 31, 2002 and 2001, respectively.  We adopted SFAS No. 142 and discontinued amortizing goodwill effective July 1, 2002.  Goodwill and workforce amortization, included in the above amounts, were $107,000 and $213,000 for the three and six months ended December 31, 2002 and 2001, respectively.

Restructuring Charges (Credits).  During the quarter ended December 31, 2002, we recorded $6.1 million of restructuring charges.   These charges resulted from the involuntary termination of 37 employees, which resulted in a severance charge of $253,000.  Additionally, we moved our corporate headquarters to San Francisco, California on October 15, 2002.  As a result of this move we incurred a charge of $2.7 million to terminate our Emeryville lease.  Related to the headcount reduction and office relocation, we recorded a $3.2 million fixed asset write-off, which principally consisted of the write-off of $1.9 million of leasehold improvements and $909,000 of furniture and equipment, partially offset by sales proceeds of $75,000, for assets abandoned at the Emeryville facility.   The remaining $454,000 fixed asset write-off resulted from the disposal of computer hardware, software and telecommunications equipment related to the workforce reduction.  These charges were combined with a reversal of restructuring charges in the quarter ended September 30, 2002 for a year-to-date charge of $5.9 million.

Impairment of Goodwill and Other Intangible Charges.  During the quarter ended December 31, 2002, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the 2001 acquisition of Vivant! Corporation.  During October 2002, as a result of headcount reductions and a reassessment of our projected customer needs and priorities, we revamped our product roadmap and decided to indefinitely postpone the functionality contained in the Vivant product.  As a result of this assessment we recorded a $1.8 million impairment charge relating to the Vivant acquisition.  The charge consisted of $1.3 million of acquired technology and $478,000 of goodwill.

Other Income (Expense), Net.  Other income (expense), net was $130,000 and $(1.8) million for the quarters ended December 31, 2002 and 2001, respectively.  Other income (expense), net was $216,000 and $(1.5) million for the six months ended December 31, 2002 and 2001, respectively.  The increase resulted primarily from a decrease in common stock warrant charges of $1.7 million and, to a lesser extent, an increase in foreign currency translation gains, a decrease in interest revenue resulting from declining cash balances and a decrease in interest expense resulting from our reduced bank financing and capital lease balances.

Beneficial Conversion of Preferred Stock.  We recorded beneficial conversion charges of zero and $367,000 for the quarters ended December 31, 2002 and 2001, respectively.  We recorded beneficial conversion charges of $289,000 and $367,000 for the six months ended December 31, 2002 and 2001, respectively.  The decrease relates to the complete amortization of the beneficial conversion feature associated with the sale of 1,300,000 shares of our Series A Preferred Stock in October 2001.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended December 31, 2002, was $10.1 million compared with net cash used in operating activities of $19.3 million for the same prior year period.  Net cash used in operating activities for the six months ended December 31, 2002, resulted primarily from a net loss of $15.4 million, a net decrease in assets and liabilities of $2.6 million, partially offset by stock-based charges and a write-down of stockholder loans of $1.3 million, amortization and depreciation of $1.8 million, non-cash restructuring charges of $3.0 million and the impairment of intangible assets of $1.8 million.  Net cash used in operating activities for the six months ended December 31, 2001, resulted primarily from a net loss of $28.0 million and a net decrease in assets and liabilities of $5.8 million, partially offset by stock-based charges and a write-down of stockholders loans of $9.0 million, amortization and depreciation of $2.6 million, non-cash restructuring charges of $1.1 million and remeasurement charges of common stock warrants of $1.7 million.

Net cash provided by investing activities for the six months ended December 31, 2002, was $953,000 compared with net cash used in investing activities of $1.1 million for the same prior year period.  Net cash provided by investing activities for the six months ended December 31, 2002, resulted primarily from the net decrease of $1.1 million relating to the release of restricted cash balances.  Net cash used in investing activities for the six months ended December 31, 2001, resulted primarily from the purchase of short-term investments of $529,000 and a commitment of restricted cash of $2.9 million to support our Emeryville lease, partially offset by the maturity of $2.5 million of short-term investments.

Net cash provided by financing activities for the six months ended December 31, 2002, was $6.0 million compared with net cash provided by financing activities of $11.2 million for the same prior year period.  Net cash provided by financing activities for the six months ended December 31, 2002, resulted primarily from the net proceeds of preferred stock issuances of $7.4 million, partially offset by principal payments on our bank credit facility of $1.2 million and payments of capital lease obligations of $157,000.  Net cash provided by financing activities for the six months ended December 31, 2001, resulted primarily from the net proceeds of our preferred stock issuance of $12.4 million, partially offset by principal payments on our bank credit facility of $990,000 and payments of capital lease obligations of $295,000.

At December 31, 2002, we had cash and cash equivalents of $5.4 million and $1.8 million in restricted cash, of which $571,000 was classified as short-term restricted cash.  Pursuant to the term loan facility, we are required to meet certain financial covenants, including maintaining a minimum balance of $2.0 million in cash and cash equivalents.

On September 30, 2002, we signed a Second Amendment to Amended and Restated Loan and Security Agreement, which supersedes all previous amendments and agreements.  The amendment relates to the outstanding term loan facility of $2.0 million, and the fully cash collateralized standby letter-of-credit of $2.5 million.  The term loan facility incurs annual interest of the prime rate plus 1.00%.  As of December 31, 2002, the rate was 5.25%.  The amount outstanding on the standby letter-of-credit was $1.8 million at December 31, 2002.

The term loan is scheduled to be fully repaid on July 1, 2003, and is fully collateralized by all of our assets, including intellectual property, except for leased equipment.  In connection with the loan amendment, the bank approved new financial covenants commencing September 30, 2002.  Under this amendment, all previous covenants are replaced in their entirety with the new covenants.  We are required to:  (1) maintain at all times a minimum bank liquidity ratio of 2.00 to 1.00; (2) maintain at all times minimum unrestricted cash of $2.0 million; and (3) maintain minimum revenue targets which increase quarterly.

At December 31, 2002, we were in violation of the revenue covenant.  On February 13, 2003, the bank entered into a Forebearance Agreement with us in which the bank agrees to forebear from exercising any remedies, including declaring the us in default under the terms of the Amended and Restated Loan and Security Agreement, until March 15, 2003.

We have a facility lease agreement for our current headquarters facility in San Francisco, California, and a termination agreement with our previous headquarters facility in Emeryville, California, both of which commenced upon our move to San Francisco in October 2002.  As part of these agreements, we are required to maintain letters-of-credit in favor of the landlords totaling approximately $1.8 million, collateralized by an equal amount of cash deposits, which we have classified as restricted cash.  The amounts required under the letters-of-credit will decline as we pay off our obligation for the Emeryville facility.

Future minimum lease payments under our headquarters leases, including those previously accrued under restructuring charges, and minimum required payments under our bank facility were as follows as of December 31, 2002:

(in thousands)
	Operating	Termination	Bank
Year ending June 30,	Leases	Fees	Facility	Total

2003 - six months	$570	$1,065	$1,386	$3,021
2004	958	827	-	1,785
2005	856	766	-	1,622
2006	525	792	-	1,317
2007	-	820	-	820
2008	-	46	-	46

Total	$2,909	$4,316	$1,386	$8,611

On December 19, 2002, we effectuated a 40-for-1 reverse stock split of our common stock.  As a result of the reverse stock split, every 40 shares of our stock were combined into one share of common stock.  All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively restated to give effect to the December 19, 2002 reverse stock split.  The reverse stock split affected all shares of common stock, stock options and common stock warrants that were outstanding immediately prior to the effective time of the reverse stock split.  We paid cash in lieu of issuing fractional shares. The reverse split reduced the number of outstanding shares of our common stock from approximately 46.5 million shares to approximately 1.2 million shares.

We believe that cash from operations and existing cash will be sufficient to meet our current expectations for working capital and expense requirements at least through June 30, 2003.  If anticipated operating results are not achieved, we have the intent and believe that we have the ability, to reduce expenditures by reductions in headcount and certain other expenses so as not to require additional financial resources before June 30, 2003, if such resources are not available on terms acceptable to us.  However, while we have substantially reduced our level of operating expense, we have been unable to generate revenues sufficient to achieve positive cash flow.  As a result, unless we are able to achieve an increase in our revenues, our current cash resources will be insufficient to fund our business as it has historically been conducted after June 30, 2003 and will be exhausted by our current level of operating expenses.  Absent such an increase in revenues and possible further cuts in expenses, we would need to obtain additional capital prior to June 30, 2003.  If we are unable to increase revenues, reduce operating costs or raise additional capital prior to June 30, 2003, it is likely that we will not be able to continue our business and that we will be required to wind down our operations and engage in efforts to sell our assets.  In this event, there can be no assurance that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims, and to make cash distributions to stockholders and we may decide or be compelled to file for protection under federal bankruptcy proceedings.  If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders and creditors.  If such available cash and amounts received from the sale of assets were adequate to provide for our obligations, liabilities, expenses, claims and creditors any remaining cash would be distributed in accordance with the liquidation preference rights of the Series B and Series A Preferred Stock Purchase Agreements.

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

The rate at which our capital is utilized is affected by the level of our fixed expenses, including employee related expenses and expenses relating to real estate and variable expenses.  We have used substantial capital to fund our operating losses.  Since inception, we have experienced negative cash flows from operations and expect to experience negative cash flows from operations for the foreseeable future.  Of our cash and cash equivalents, including restricted cash, balance of $7.2 million on December 31, 2002, $1.8 million is held under a term loan facility.  In addition, as of December 31, 2002, we were in violation of one of the covenants in our term loan facility.  Although the bank has agreed to forebear from declaring us in default under the loan facility until March 15, 2003, at the earliest, we cannot assure you that they will not declare us in default after such date, which could result in the acceleration of the amount due under the term loan facility, which was $990,000 at February 14, 2003.  Furthermore, additional capital may be required if one or more of the following occur:

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

We believe our capital resources are adequate through June 30, 2003.  While we have substantially reduced our level of operating expense, we have been unable to generate revenues sufficient to achieve positive cash flow.  As a result, unless we are able to achieve an increase in our revenues, our current cash resources will be insufficient to fund our business as it has historically been conducted after June 30, 2003 and will be exhausted by our current level of operating expenses.  Absent such an increase in revenues and possible further cuts in expenses, we would need to obtain additional capital prior to June 30, 2003.  If we are unable to increase revenues, reduce operating costs or raise additional capital prior to June 30, 2003, it is likely that we will not be able to continue our business and that we will be required to wind down our operations and engage in efforts to sell our assets.  In this event, there can be no assurance that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders, and we may decide or be compelled to file for protection under federal bankruptcy proceedings

Our future operating results may fluctuate due to many factors.

We believe that year-over-year comparisons of our operating results are not a good indication of future performance.  Our operating results may fluctuate due to factors beyond our control.  Factors that may cause our future operating results to be below our expectations include:

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

We have incurred net losses and losses from operations since our inception in 1995, and we may never be profitable.  As of December 31, 2002, we had an accumulated deficit of approximately $271 million.  Since inception, we have funded our business primarily from the sale of our stock and by borrowing funds, not from cash generated by our business.  Despite recent cost reductions, we expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses.  As is the case with many enterprise software companies, our revenues declined during the 2002 fiscal year and we may experience further declines or insufficient revenue growth in future periods.  As a result, we expect to experience continued losses and negative cash flows from operations.  If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

A limited number of our customers expect us to develop product enhancements that address their specific needs.  If we fail to deliver these enhancements on a timely basis, our relationships with these customers may be damaged.  We have experienced delays in the past in releasing new products and product enhancements and may experience similar delays in the future.  These delays or problems in the installation or implementation of our new releases may cause some of these customers to forego additional purchases of our products or to purchase those of our competitors.

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

The future growth and success of our business is contingent on the growing acceptance of, and demand for, service delivery automation solutions for internal IT, professional services and other strategic workforces within Fortune 1000 companies.  A significant portion of our historical revenues have been attributable to the sale of automation solutions to professional services organizations.  This is a relatively new enterprise application solution category, and it is uncertain whether major services organizations as well as service departments and internal departments of major corporations will choose to adopt service delivery automation systems.  While we have devoted significant resources to promoting market awareness of our products and the problems our products address, we do not know whether these efforts will be sufficient to engender significant demand in the market for our products.  Accordingly, the market for our products may not grow or, even if the market does grow in the near term, that growth may not be sustainable.

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

In order to grow our business, we must establish, maintain and strengthen relationships with third parties, such as information technology consultants and systems integrators as implementation partners, and hardware and software vendors as marketing partners.  If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed.  In addition, these parties may offer products of other companies, including products that compete with our products.  Our contracts with third parties may not require these third parties to devote resources to promoting, selling and supporting our solutions, or may be terminated by either party with little or no penalty or prior notice and do not provide for minimum payments to us.  These companies may not devote adequate resources to selling or promoting our products and services and may promote the products or services of several different companies, including, in some cases, products or services that compete with our products and services.  We may not be able to maintain these relationships or enter into additional relationships in the future.  Therefore, we may have little control over these third parties.  We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships, or that, even if we are able to develop such relationships, these third-parties will perform adequately.

We may not be able to increase our revenues or manage our operating expenditures as planned and we may need to implement additional restructuring activities.

We are attempting to increase our revenues through marketing initiatives as well as increase the scope of our customer base to include Fortune 1000 companies and internal IT organizations.  We will need this revenue growth to meet our positive cash flow from operations targets.  Because of market uncertainties and a highly competitive environment, we cannot be certain we will achieve these targets.  In order to achieve positive cash flows from operations, we will also need to achieve our revenue growth targets and maintain our operating cost structure in future quarters.  In response to the current uncertain economic environment and volatility in the public equity markets, we implemented significant measures designed to reduce our operating expenses and enhance our ability to attain operating profitability.  In addition, if our revenue growth targets cannot be achieved, we would be forced to seek expense reductions in excess of our current plans, which may not be achievable without substantial harm to our business.

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

Competition could seriously harm our ability to sell additional software solutions and subscriptions on prices and terms favorable to us.  The markets for our products are intensely competitive and subject to rapidly changing technology.  We currently compete against providers of automation solutions for professional services organizations, such as Changepoint, Niku, Business Engine and PlanView.  In addition, we are facing increasing competition from providers of enterprise application software such as PeopleSoft, Siebel and SAP.  Companies in each of these areas may expand their technologies or acquire companies to support greater professional services automation functionality and capabilities.  In addition, "in-house" information technology departments of potential customers have developed or may develop systems that substitute for some of the functionality of our product line.

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

Some of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition.  This may cause potential customers to purchase their products even if their products provide inferior features or functionality.  Customers seeking financial stability in a vendor may be dissuaded from choosing our solution and instead select the solution of one of our competitors with greater financial resources.   Recently, certain potential customers have expressed concern to us about choosing our solution, given our current financial condition.  In addition, competitors with greater resources may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors have made and may also continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors.  They may also establish or strengthen cooperative relationships with our current or future partners, limiting our ability to promote our products through these partners and limiting the number of consultants available to implement our software.

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

Our executive officers and directors together with their affiliates beneficially own, or have rights to acquire, an aggregate of approximately 68% of our outstanding capital stock.  These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, even if other stockholders disagree.  In particular, Warburg Pincus Private Equity VIII, L.P.  ("Warburg") owns or has the right to acquire securities with the voting power equivalent to 63% of our outstanding capital stock.  Furthermore, certain actions that we may wish to undertake require the consent of holders of a majority of our outstanding shares of preferred stock.  These actions include authorization and sale of certain senior securities, certain transactions involving a change of control of Evolve, the incurrence of significant indebtedness and the payment of dividends.  With respect to these and other matters, the interests of the holders of our Series A and Series B Preferred Stock will not necessarily be identical to those of holders of our common stock.

The liquidation preference of our preferred stock is substantial and in the event of a liquidation or change of control, holders of our common stock will not be entitled to receive any proceeds from such a sale until the liquidation preference of our preferred stock is paid in full.

The aggregate liquidation preference of our outstanding Series A and Series B Preferred Stock was $27.7 million at December 31, 2002.  As a result, if we were liquidated on December 31, 2002, based on the assets and liabilities set forth on our balance sheet as of such date, our common stockholders would not have received any consideration.  In addition, in the event of certain change of control transactions, including a merger or sale of all or substantially all of our business, assets or property, the holders of Series A and Series B Preferred Stock would be entitled to payment of a liquidation preference in an aggregate amount of $39.0 million prior to payment of any consideration to the holders of our common stock.  This may cause the holders of Series A and Series B Preferred Stock generally, and Warburg in particular, to favor a merger or sale of Evolve or its assets in circumstances where little or no consideration is paid to the holders of our common stock or which is otherwise not supported by, or may be detrimental to, the holders of our common stock.

The sale of a substantial number of shares of common stock or preferred stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock.  The market price of our stock could also decline if one or more of our significant stockholders decided for any reason to sell substantial amounts of our stock in the public market.  As of December 31, 2002, we had 1,163,190 shares of common stock outstanding.  Of these shares, 1,154,514 were freely tradable in the public market, either without restriction or subject, in some cases, only to S-3 prospectus delivery requirements, and, in other cases, only to either manner of sale, volume, or notice requirements of Rule 144 under the Securities Act of 1933.  An additional 8,676 shares will become eligible for sale as our right to repurchase these shares lapses over time with the continued employment by Evolve of these stockholders.  As of December 31, 2002, we also had 429,029 shares subject to outstanding options under our stock option plans (plus 100,000 shares subject to options issued outside of any plan), and 290,334 shares are available for future issuance under these plans.  We also have 1,875,000 shares of Series A Preferred Stock outstanding, which as of December 31, 2002, were convertible into 1,362,727 shares of common stock.  We also have 750,000 shares of Series B Preferred Stock outstanding, which as of December 31, 2002, were convertible into 1,006,579 shares of common stock.  As of December 31, 2002, we also had warrants outstanding to purchase a total of 234,470 of our common stock.

The continued listing of our common stock on the Nasdaq SmallCap Market may be at risk.

One of the continued listing requirements of the Nasdaq SmallCap Market is that listed companies have (i) stockholders’ equity of $2.5 million, or (ii) market capitalization of listed securities of $35 million or (iii) net income from continuing operations of at least $500,000 in the last fiscal year or two out of the last three fiscal years.  As of December 31, 2002, we had a stockholders’ deficit of $1.4 million dollars, and the market value of our listed securities was approximately $4.8 million.  In addition, we have never had income from operations.  As such, shortly following the filing of this report, we expect that we will be notified by Nasdaq that we are not in compliance with its continued listing requirements.  Such notice would typically give a company ten business days to submit a plan to cure the deficiency and a grace period to effectuate that plan.  Any such plan to cure would likely include the infusion of at least $4.0 million in equity financing to attain stockholders’ equity of at least $2.5 million.  We cannot assure you that we will be able to secure additional equity financing or enough financing for us to regain compliance with the Nasdaq SmallCap Market’s continued listing requirements.  If we are unable to secure such equity financing, our common stock may be delisted from the Nasdaq SmallCap Market.  In such an event, trading volumes in our stock may be significantly diminished and a market for our stock may not develop.  If we are able to secure such equity financing, holders of our stock may experience substantial dilution.

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

Interest Rate Risk

At December 31, 2002, we had cash, cash equivalents, restricted cash, and investments of $7.2 million.  Included in this balance are $571,000 and $1.2 million in short-term and long-term restricted cash, respectively.  Declines in interest rates over time would reduce our interest income.  Interest rate fluctuations would also affect interest paid on our line- of-credit and term loan credit facility.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and outstanding debt obligations.  Declines in interest rates over time would reduce interest income.  Interest rate fluctuations would also affect interest paid on our term loan.  We do not use derivative financial instruments for speculative or trading purposes.

Funds in excess of current operating requirements are invested in money market funds.  Because of the nature of our investments, we have concluded that there is no material market risk exposure at December 31, 2002.  Therefore, no quantitative tabular disclosures are presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in litigation relating to claims arising from the ordinary course of business.  On January 28, 2003, we settled a claim from an early customer for a previously accrued amount, without admission of liability.

In November 2001, a complaint seeking class action status was filed, against us in the United States District Court for the Southern District of New York.  The complaint is purportedly brought on behalf of all persons who purchased our common stock from August 9, 2000, through December 6, 2000.  The complaint names as defendants some of our former officers and several investment banking firms that served as managing underwriters of our initial public offering.  Among other claims, the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement of our initial public offering did not disclose that:  (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for alleged excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading.  We are aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000.  No specific amount of damages is claimed in the complaint involving the initial public offering.  We intend to contest the claims vigorously.  We are unable, at this time, to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us or our reported financial results.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2002 annual meeting of stockholders was held on December 17, 2002 (the “Annual Meeting").  The matters that were voted upon at the annual meeting and the outcome of the stockholder vote on each matter are summarized below (share totals do not reflect the one-for-forty reverse stock split effectuated on December 19, 2002):

Proposal I. Election of directors to hold office until the 2005 Annual Meeting of Stockholders and until their successors are elected.

			Withheld
		For	Authority

John R. Oltman	General Director	107,106,247	411,067
Paul Rochester	General Director	107,139,727	377,587
Barry Taylor	Series A Director	36,000,000	-

As a result, Messrs. Oltman, and Rochester and were re-elected and Mr. Taylor was elected as directors of the Company. In addition, the following directors’ terms continued after the annual meeting:

Gayle Crowell
Linda Zecher
Cary Davis
Jeffrey M. Drazan
Deborah A. Freedman

Proposal II.  Approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”) to effect a reverse stock split of our common stock in a ratio of one-for-twenty, one-for-thirty and one-for-forty; the final ratio to be determined in the sole discretion of the board of directors, and to decrease the authorized number of shares of our common stock from 200 million shares to 100 million shares;

Proposal II	For	Against	Abstain

(a) 1 for 20 reverse split	106,634,073	828,308	54,933
(b) 1 for 30 reverse split	105,861,120	1,313,199	342,995
(c) 1 for 40 reverse split	105,688,854	1,709,094	119,366

Proposal III. Approval to ratify our Certificate of Designation of Series B Preferred Stock;

			Not
For	Against	Abstain	Voted

49,981,719	1,025,034	2,974,947	16,694,614

Proposal IV. Ratification of the appointment of PricewaterhouseCoopers LLP for fiscal year 2003.

For	Against	Abstain

107,258,943	213,914	44,457

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

None.

Exhibit Number	Description
3.4	Amended and Restated Bylaws of Registrant.
10.34	Amended and Restated 2002 Nonstatutory Stock Option Plan.
10.35	Bank Forbearance Agreement.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K

During the quarter ended December 31, 2002, we filed the following current reports on Form 8-K:

Date of Report	Items Reported	Financial Statements Included

December 19, 2002	Item 5. The Company effected a reverse stock split at a ratio of 1 for 40.	None

October 10, 2002	Item 5. The Company announced a reduction of staff by 40 employees.	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2003	By:	/s/ ARTHUR T. TAYLOR
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

Date: February 14, 2003	By:	/s/ LINDA ZECHER
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

Date: February 14, 2003	By:	/s/ ARTHUR T. TAYLOR
Arthur T. Taylor
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

