Form 10-Q/A
period 2002-09-30
EVOLVE SOFTWARE INC
filed 2003-02-20
CIK 1097002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [ X ]   NO [ _ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ _ ] NO [ X ]

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

The number of shares outstanding of the registrant's common stock as of February 14, 2003 was 1,165,516.

EXPLANATORY NOTE

Evolve Software, Inc. hereby amends, its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed on November 14, 2002 to include Exhibit 99.1, Certification under Section 906 of the Sarbanes-Oxley Act of 2002.  While this exhibit was complete and intended to be included with the original filing, it was inadvertently omitted.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit
No.

99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended September 30, 2002, we filed the following current reports on Form 8-K.

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

Date: February 20, 2003	By:	/s/ ARTHUR T. TAYLOR
Arthur T. Taylor
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

1

CERTIFICATIONS

I, Linda Zecher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Evolve Software, Inc.;

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

Date: February 20, 2003	/s/ LINDA ZECHER
Linda Zecher
President and Chief Executive Officer
(Principal Executive Officer)

2

I, Arthur Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Evolve Software, Inc.;

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

Date: February 20, 2003	/s/ ARTHUR T. TAYLOR
Arthur T. Taylor
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

3